Form 10-Q
period 2009-12-31
ANV SECURITY GROUP INC.
filed 2010-02-12
CIK 353681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53802

ANV Security Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3089537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2105 - 11871 Horseshoe Way, Richmond, BC, Canada	V7A 5H5
(Address of principal executive offices)	(Zip Code)
(604) 277-6606
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of December 31, 2009, 33,190,071 shares of common stock, par value $.001 per share, were outstanding, of which 20,700,071 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.
FORM 10-Q
CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets at December31, 2009 (unaudited) and
	March 31, 2009 (audited)	3

	Statements of Operations (unaudited) for the three months
	ended and nine months ended December 31, 2009 and 2008	4

	Statements of Cash Flows (unaudited) for the nine months
	ended December 31, 2009 and 2008	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Changes in Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		17

CERTIFICATIONS

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

		As of
		December 31,	March 31,
		2009	2009
		(unaudited)	(audited)
ASSETS

Current Assets

Cash	Note 1-g	$52,122	$28,470
Accounts Receivable - Trade and Common Stock	Note 2	3,352	508
Common Stock Receivable	Note 2	144,351	-
GST Receivable	Note 1-j	1,156	1,408
Inventory	Note 3	78,767	55,167
Other Assets	Note 4	65,674	4,211

Total Current Assets		345,422	89,763

Property and Equipment , net	Note 5	21,844	21,226

Intangible Assets	Note 6	1,310,566	1,034,627

Total Assets		$1,677,832	$1,145,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	Note 7	$2,753	$4,354
Due to related parties	Note 9	-	-

Total Liabilities		2,753	4,354

Commitments and Contingencies	Note 15

Stockholders’ Equity

Common Stock, Unlimited shares authorized, without par value 33,190,071 and 27,074,500 shares issued and outstanding, respectively	Note 10	2,102,226	1,613,137

Additional Paid-in Capital for Stock Options		24,836	24,836

Deficit Accumulated		(612,239)	(369,870)

Accumulated Other Comprehensive Income (Loss)		160,256	(126,842)

Total Stockholders’ Equity		1,675,079	1,141,261

Total Liabilities and Stockholders’ Equity		$1,677,832	$1,145,616

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

		For the	For the	For the	For the
		Three Months	Three Months	Nine Months	Nine Months
		Ended	Ended	Ended	Ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2009	2008	2009	2008
Revenue	Note 1-p	$327	$54,498	$11,426	$65,376
Cost of Sales		322	51,441	3,797	57,156
Gross profit		5	3,057	7,629	8,220

Expenses
Advertising and promotion	Not 1-v	4,298	11,979	17,226	51,955
Amortization		1,523	1,149	4,337	2,476
Automobile		130	16	324	354
Commission		744	-	31,696	1,080
Dues		-	3,933	165	4,101
General and administrative		8,463	4,015	21,501	54,127
Licence		-	-	-	609
Payroll		36,997	17,952	92,231	17,952
Stock-based Compensation	Note 1-u	-	-	-	-
Professional fees		15,603	2,958	37,370	15,064
Rent		6,102	7,672	17,870	14,500
Research and Development	Note 1-q	-	16,529	-	136,399
Repair and Maintenance		-	290	-	10,684
Travel		6,862	8,869	17,951	9,405
Total Expenses		80,722	75,362	240,671	318,706

Other Income (Expenses)
Interest Income		-	-	-	820
Rental Income		-	-	2,827	-
Customer Rebate		-	-	3,973	-
Exchange Loss		(671)	-	(14,603)	240
Interest Expense		(559)	(336)	(1,526)	(1,247)
Total Other Income (Expense)		(1,230)	(336)	(9,329)	(187)

Net (Loss) Before Income Tax Expense		(81,947)	(72,641)	(242,369)	(310,673)

Income Tax Expense, Net of Income Tax Benefit	Note 8

Net Loss		(81,947)	(72,641)	(242,369)	(310,673)

Other Comprehensive Income		$		$
Foreign Currency Translation Adjustment	Note 12	14,300	(177,550)	287,098	365,683

Comprehensive Income		(67,647)	(250,191)	44,729	55,010

Net Loss Per Share – Basic and Diluted	Note 1-t	(0.00)	(0.05)	(0.01)	(0.20)

Weighted Average Shares Outstanding		28,957,266	1,572,700	31,816,333	1,572,700

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		For the
	For the	Nine-Months
	Nine- Months	Ended
	Ended 31-Dec-09	December 31,, 2008

Cash flows from operating activities
Net loss	$(242,369)	(238,032)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	4,250	1,329

Changes in operating assets and liabilities:
Prepaid expenses and deposits	-	17,090
GST Receivable	534	(7,602)
Inventory	(12,574)	(52,290)
Accounts Payable	(2,471)	13,220
Due to related parties	(63,364)	(1,531)

Net Cash (Used for) by Operating Activities	(315,994)	(267,816)

Cash flows from investing activities

Purchase of equipment and furniture	(854)	(22,277)
Capitalized software development costs	(39,659)	68,697
Incorporation costs	(29,485)

Net Cash (Used for) Provided by Investing Activities	(69,998)	46,420

Cash flows from financing activities

Proceeds from related party	144,351	19,678
Issuance of Common stock	357,649	138,484

Net Cash Provided by Financing Activities	502,000	158,162

Effect of exchange rate changes on cash	(92,355)	(818)

Increase (Decrease) In Cash	23,652	(64,052)

Cash – Beginning of Period	28,470	186,631

Cash – End of Period	$52,122	122,579

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$-	911
Income taxes paid	$

Supplemental Schedule of Non-Cash Flows Activities
Common Stock subscribed	$131,440	-

(The accompanying notes are in an integral part of these financial statements)

SECURECARE TECHNOLOGIES, INC.
NOTES TO ANV Security Group, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Canada ANV Systems Inc. (the “Company”) was incorporated in British Columbia, Canada on December 18, 2006. The Company is an innovator in video systems and specialize in both silicon and software solutions for the video products design and manufacturing. The Company offers enabling technologies that can provide the digital consumer and enterprise applications with excellent video quality and extended hours of portable operations across networks, be it home, enterprise or telecom networks. Also the Company offers a wide range of video cameras powered by the next generation H.264 video technologies and our patent pending USCI8.com services platforms.

Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of ANV Security Group Inc. and its wholly-owned subsidiary, ANV Video Alarm Service Inc which was incorporated in British Columbia, Canada on May 30, 2008. All intercompany accounts and transactions have been eliminated in consolidation.

c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, donated expenses, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

e)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Canada.  The Company has not experienced any losses in such bank accounts through December 31, 2009. At December 31, our bank deposits were as follows:

	December 31,	December 31,
COUNTRY	2009	2008
Canada	$52,122	$52,001
Total cash and cash equivalents	$52,122	$52,001

In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

h)	Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer's historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

i)	Inventories

Inventories are stated at the lower of average cost or market and consist of raw materials and finished goods. The Company writes down inventory for estimated obsolescence or unmarketable inventory based upon assumptions and estimates about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.

j)	GST Receivable

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of December 31, 2009, the Company had a GST tax receivable of $1,156.

k)	Advances to Suppliers

Advances to suppliers included in other assets represent the cash paid in advance for purchasing of inventory items from Suppliers and the amount as of December 31, 2009 was none.

l)	Property and Equipment

Property and equipment consists of furniture, office equipment, computer equipment/software and leasehold improvement, is recorded at cost. The property and equipment other than leasehold improvement is depreciated on a straight line basis over an estimated useful life of three years. Leasehold improvement is depreciated on a straight line basis over the lease period of ten years

m)	Intangible Assets

Intangible assets consist of two parts. The first is a surveillance recording system, surveillance software, technical know-how and non-compete agreements, developed by Jiwei Zhang, Xianbo Fu, Kewei Feng, Mingyue Fan (all individuals), acquired originally by Landmark Enterprise Group Inc.(“Landmark”) , a related party, and subsequently sold to the Company in exchange for common shares. The value of intangible assets acquired from Landmark was established by an independent valuation report. The second part is incorporation cost of Shell Company purchasing.

n)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

o)	Financial Instruments and Fair Value Measures

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

p)	Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements". In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

The Company generates revenue from the sale of its products and records revenues from the sale of products when the goods are shipped, title passes, and collectability is reasonably assured.

Revenue from periodic maintenance monitoring agreements is generally recognized on a monthly basis provided no significant obligations remain and collectability of the related receivable is probable.

Revenue from the performance of installation services is recognized upon completion of the service.

The Company derives the bulk of its revenue from the supply and installation of surveillance and safety equipment and the two deliverables do not meet the separation criteria under EITF issue 00-21.  The installation is not considered to be essential to the functionality of the equipment having regard to the following criteria as set out in SAB 104:

i)  The surveillance and safety equipment is a standard product with minor modifications according to customers’ specifications;

ii)   Installation does not significantly alter the surveillance and safety equipment’s capabilities; and

iii)  Other companies which possess the relevant licenses are available to perform the installation services.

The Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue. In the nine months ended December 31, 2009, estimated warranty was $ -0-.

Revenue from the outright sale of surveillance and safety equipment is recognized when delivery occurs and risk of ownership passes to the customers.

q)	Research & Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the nine months ended December 31, 2009 and 2008, amounted to $-0- and $136,399, respectively. The Research and Development expenses consist of engineers’ salaries, research expenses paid to the 3rd party subcontractors, monthly rent fee for research and development centers and related utility outlay. Up to December 31, 2009, the company has developed the following products and solutions: (1) USCI8™ Video Alarm Platform, which offers an all-in-one security system for both commercial and residential customers, and allows customers to take control of their own security requirements; (2) iCam H.264 IP Camera, which currently has three series covering market demand from home and small businesses, large businesses and government and high-end surveillance users; (3) ANV Digital Video Server, or H.264 DVS300, which is an embedded surveillance device specially designed for network application; and (4) NVS Center 500 Management Software, which can manage 1728 IP cameras simultaneously and set and control every IP camera separately, supporting 32 channels output of TV walls, centralized storage, data transmission and electric map.

r)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

s)	Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. The financial statements are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in United States dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

t)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at December 31, 2009 and 2008 include the following:

	December 31,	December 31,
	2009	2008
Options	140,000	-0-
Warrants	-0-	-0-
	140,000	-0-

u)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company provides its officers, consultants, and directors stock options to purchase common stock of the Company on a discretionary basis. Generally, options are granted at exercise prices not less than the fair market value at the date of grant. As of December 31, 2009, the Company has granted 140,000 shares stock options to its director, consultant and top manager and the fair market value is $24,836.

v)	Advertising

Advertising is expensed as incurred and was $ 17,226 for the nine months ended December 31, 2009 and $51,955 for the nine months ended December 31, 2008, respectively.

w)	Recent Accounting Pronouncements

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Note 2.  Accounts Receivable – Trade and Common Stock Subscription Receivable

Accounts receivable as of December 31, 2009 consist of $3,352 of trade receivable and $ 144,351 of common stock subscription; Accounts receivable as of December 31, 2008 consist of $ 5,152 of trade receivable.

Note 3.  Inventory

At December 31, 2009 and 2008, inventories consisted of:

	December 31,	December 31,
	2009	2008
Parts	$-0-	$-0-
Finished goods	78,767	1,365
	78,767	1,365
Less: Reserve for slow moving inventory	-0-	-0-
	$78,767	$1,365

Note 4.  Other Assets

Other assets as at December 31, 2009 amounted $65,674 consist of rental deposit $5,052 and due from Wilson Wang, president,  $60,622 and as at December 31, 2008 consist of $59,367 of research and development cost paid in advance.

Note 5.  Property and Equipment

Fixed assets are summarized by classifications as follows

	Cost $	Accumulated Amortization $	December 31, 2009 Net Carrying Value $	December 31, 2008 Net Carrying Value $
Furniture and equipment	4,216	2,319	1,897	2,850
Computer equipment	8,072	4,162	3,911	3,958
Customer software	603	425	178	327
Leasehold Improvement	18,124	2,265	15,858	15,247
	31,015	9,171	21,844	22,382

Note 6. Intangible Assets

Intangible assets amounted $1,310,566 and $1,044,887 as of December 31, 2009 and 2008, respectively. As at December 31, 2009 intangible assets consist of incorporation cost of $29,485 and software of $1,281,081 acquired from Landmark Enterprise Group Inc., a related party in December 2006.

Note 7. Accounts Payable

As at December 31, 2009, accounts payable amounted $2,753 consists of amounts owing to Serena Wang. As at December 31, 2008, accounts payable amounted $13,965 consists of amounts government agency payable $5,755 for the period of December 2008, and customer deposit $8,210.

Note 8. Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets is dependent upon future earnings, if any, of which the timing and amount are uncertain. Accordingly, the net deferred tax asset related to the Canada net operating loss carryforward has been fully offset by a valuation allowance. The Company is governed by the Income Tax Law of the Canadian government.

The Company has a net operating loss carry forward for tax purposes totaling approximately $ 612,239 at December 31, 2009. The net operating loss carries forwards for Canadian income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Note 9. Related Party Transactions

Amounts owing to the significant shareholder, Landmark amounted nil and $35,060 as of December 31, 2009 and 2008, respectively. In December 2006, Company purchased certain software from Landmark Enterprise Group Inc.  Its value was appraised by an independent third-party and more than its carrying cost.

Note 10. Capital Stock

The company is authorized to issue unlimited shares of common stocks – Class A and Class B, no par value share. As of December 31, 2009, the amount of voting common shares issued and outstanding are 33,190,071.

On June 28, 2009, Company entered in to an agreement and plan of reorganization (“agreement”) by and among Dini Products, Inc. (“DINP”) , a Nevada corporation whereas, each of the common share in the Company was exchanged on a share for share basis so that after such exchange DINP has 33,190,071 shares of common stock issued and outstanding inclusive of 29,860,000 shares issued to the Company’s stockholders.

Upon execution of agreement, the Company has amended its name to ANV Security Group, Inc.

Note 11. Equity Compensation Plan

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options.

Note 12. Foreign Currency Translation

Accounting for Canada ANV System Inc. and its subsidiary is conducted in Canadian currency.  It converts figures on a period basis in accordance with FASB # 52.  The functional currency is in Canadian currency.  The Companies balance sheet as of December 31, 2009 was translated at period ended rate of 0.9515 (Canadian currency to US currency).  Statements of operations were reported on the weighted average for the three months ended December 31, 2009 as required by FASB # 52. at the rate of 0.9460 (Canadian currency to US currency). Statement of cash flows were reported on the weighted average for the nine months ended December 31, 2009 as required by FASB # 52. at the rate of 0.9029 (Canadian currency to US currency).

Note 13. Operating Risk

(a) Concentration of credit risk

Financial instruments that potentially expose the ANV Security Group Inc. (the “Company” or “ANV”) to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company places its cash with financial institutions with high credit ratings.

(b) Country risk

Revenues of the Company are mainly derived from the sale in Canada. The Company hopes to expand its operations to countries outside the Canada, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of Canada could have a material adverse effect on the Company's financial condition.

(c) Product risk

ANV might have to compete with larger companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel.  There can be no assurance that ANV will remain competitive should this occur.

(d) Exchange risk

The Company cannot guarantee that the current exchange rate will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of a fluctuating exchange rate actually post higher or lower profit depending on exchange rate of  Canadian dollars converted to U.S. dollars on that date. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

(e) Key personnel risk

The Company's future success depends on the continued services of Mr. Wilson Wang. CEO and Matt Li, CTO. The loss of one of their service would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key man insurance on their life but plan to implement in near future. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees.

Note 14. Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the nine months ended December 31, 2009, the Company operated in two reportable business segments - (1) sales of security devise and units (2) installation service and (3) monthly monitoring service.

The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Note 15. Commitments and Contingencies

15.1  Lease Commitments

Company leases its office space and laboratory facility in Richmond, British Columbia which expires on January 15, 2010 and June 30, 2010, respectively. Its total monthly minimum rental is $ 1,874.

The minimum obligations under such commitments for the years ending March 31 until its expiration are;

Year 2010	$20,300
Year 2011	2,998

Rental expense for the nine months ended December 31, 2009 was $ 17,870.

15.2   Litigation

As per the Company, as of December 31, 2009, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANV.

Note 16. Subsequent Events

In January  2010, Company established ANV Security Group ( Asia) Co. Ltd. a Hong Kong Company ( “ ANV Asia” ) as a wholly- owned subsidiary of the Company for the purpose of acquiring operating companies in China. ANV Asia has no operations to this date.

During the period covered by these financial statements, Mr. Wilson Wang, president of Company acting as legal representative of ANV Asia ( to be formed at the time of contract signing) entered into two separate agreements with  Mr Tingyi Li and  Mrs. Xiu Jiang, all Shareholders and legal representative of Shenzhen Angesi Technology Co. Ltd., based in Shenzhen China and Mr. Zhaohui Zeng, 100 % shareholder of Flybt Inetrnational Ltd. a Hong Kong company also based in Shenzen China to acquire 100 % of controlling shares in the sellers. The closing date was February 1, 2010.

On January 19, 2010, Mr. Wilson Wang, president of Company acting as legal representative of ANV Asia ( to be formed at the time of contract signing)   entered into an agreement (the “Flybit Agreement”) to acquire all of the issued and outstanding stock of Flybit International, Ltd., a Hong Kong corporation, from its sole owner Zhaohui Zeng for three million shares of the Company’s common stock and $720,000 in cash. The closing under the Flybit Agreement was held on February 1, 2010.  Flybit is in developing and marketing mobile video security system used on vehicles and it is a certified OEM manufacturer for Panasonic in mobile video systems.

On December 24, 2009, Mr.Wilson Wang in the same capacity for ANV Asia entered into an agreement (the “Angesi Agreement”) with the shareholders of Shenzhen Angesi Technology Co., Ltd (“Angesi”) to acquire Angesi and its nine affiliated entities for 32 million shares of common stock.  Angesi and its affiliates are in the business of developing, manufacturing and marketing video cameras throughout China. Based on unaudited financial information available to management, Angesi had revenue of $45 million with a net profit of $2 million in 2009.  The closing of the acquisition of Angesi was held February 1, 2010.

The purchase price under each agreement is subject to adjustment, and each agreement could be cancelled based on the result of an audit of the target company.

The Company intends to utilize the assets of these companies to expand its manufacturing base and increase its retail operations in China.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company that is based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other filings made by the company with the Securities and Exchange Commission. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

First three Quarters FY 2010 v First three Quarters FY 2009

Revenues.  We had revenues of $11,426 in the first nine months of FY 2010 and revenues of $65,376 for the first nine months of FY 2009 as FY 2009 was devoted to product design and establishing a business model in Canada.  The results in the 2010 FY, particularly in the third quarter, as described below, reflect management’s decision to concentrate on the Company’s efforts to enter the larger Chinese market rather than pursue further development of the Canadian market. Management believes that the Chinese market, which is much larger than the Canadian market will enable the Company to enjoy greater revenues in the future. As reported on a Current Report on Form 8-K, filed February 5, 2010, we have made several acquisitions to facilitate our entry into the Chinese market. We are in the early stages of developing the Chinese market we expect that revenues and results will fluctuate from quarter to quarter..  We anticipate opening retail stress in China during calendar 2010. The costs of opening a Company operated store include inventory, real estate costs, employee expense and promotional expenses such as advertising. The costs to open a Company owned in China  anticipated to be approximately $10,000 per retail store.  The size and scope of each of these programs will be governed by management’s assessment of the Company’s capital resources and can not be specified at this time.
 Cost of Sales; Gross Profit.  Our cost of sales in the first nine months of FY 2010 was $3,797, yielding a gross profit of $7,629 or 67% of sales.  Our cost of sales in the first nine months of FY 2009 was $57,156, yielding a gross profit of $8,220 or 13% of sales.  Both of these results and ratios are from an early stage operation and management does not believe that significant conclusions should be drawn from these limited results.

Operating Expenses

Operating expenses decreased to $240,671in the first nine months of FY 2010 compared to $318,706 in the first nine months of FY 2009 as decreases in general and administrative expense, research and development and advertising were partially offset by increased commissions, payroll and professional fees.  Again, as the operations are in an early stage management would caution against drawing any significant conclusions from these limited results.

Net Loss; Comprehensive Loss

Our net loss and comprehensive loss consists of two parts: net operating gain (loss) and foreign currency translation adjustments. Because all our transactions are recorded in Canadian dollars, we need to exchange them into US dollar using the exchange rate for different period when we release the financial statements to the public. If the exchange rate fluctuates and if we have a large balance of assets, liabilities or equity, the foreign currency translation adjustment will be large.

For the nine months ended December 31, 2009, the net loss was -$(242,369), but foreign currency translation adjustment gain was $287,098, so the comprehensive income is $44,729. (Because we have substantial intangible assets the foreign transaction adjustment is large). For the nine months ended December 31, 2009, the net loss is -$(310,673) but foreign currency translation adjustment gain is $365,683 so the comprehensive income is $55,010. (Because we have substantial intangible assets the foreign transaction adjustment is large)

Third Quarter FY 2010 v Third Quarter FY 2009

Revenues.  We had revenues of $327 in the Q3 of FY 2010 and revenues of $54,948 in Q3 of FY 2009 as FY 2009 was devoted to product design and establishing a business model in Canada.  The results in Q3 of 2010 FY reflect management’s decision to concentrate on the Company’s efforts to enter the larger Chinese market rather than pursue further development of the Canadian market. Management believes that the Chinese market, which is much larger than the Canadian market will enable the Company to enjoy greater revenues in the future. As reported on a Current Report on Form 8-K, filed February 5, 2010, we have made several acquisitions to facilitate our entry into the Chinese market. We are in the early stages of developing the Chinese market we expect that revenues and results will fluctuate from quarter to quarter..  We anticipate opening retail stress in China during calendar 2010. The costs of opening a Company operated store include inventory, real estate costs, employee expense and promotional expenses such as advertising. The costs to open a Company owned in China  anticipated to be approximately $10,000 per retail store.  The size and scope of each of these programs will be governed by management’s assessment of the Company’s capital resources and can not be specified at this time.
 Cost of Sales; Gross Profit.  Our cost of sales in Q3 of FY 2010 was $322, yielding a gross profit of $5 or 2% of sales.  Our cost of sales in the Q3 of FY 2009 was $51,441, yielding a gross profit of $3,057 or 6 % of sales.  Q3 of 2009 results and ratios are from an early stage operation and Q3 2010 reflect the Company’s refocusing its efforts on the Chinese market, which efforts had not yet resulted in any revenues and management does not believe that significant conclusions should be drawn from these limited results.

Operating Expenses

Operating expenses increased to $80,722 in Q3 of FY 2010 compared to $75,362 in Q3 of FY 2009 as decreases in advertising, research and development and travel were offset by increased commissions, payroll and professional fees.  Again, as the operations are in an early stage management would caution against drawing any significant conclusions from these limited results.

Net Loss; Comprehensive Loss

Our net loss and comprehensive loss consists of two parts: net operating gain (loss) and foreign currency translation adjustments. Because all our transactions are recorded in Canadian dollars, we need to exchange them into US dollar using the exchange rate for different period when we release the financial statements to the public. If the exchange rate fluctuates and if we have a large balance of assets, liabilities or equity, the foreign currency translation adjustment will be large.

In Q3 of FY2010, the net loss was -$(81,947), but foreign currency translation adjustment gain was $14,300, so the comprehensive loss was $(67,647). In Q3 of FY2009, the net loss was $(72,641) and foreign currency translation adjustment loss was $(177,550) so the comprehensive loss was $(250,191). (Because we have substantial intangible assets the foreign transaction adjustment was large)

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for the nine-month period ended December 31, 2009 totaled $315,994. .

Cash flows used in investing activities in the nine months ened December 31, 2009 totaled $69,998.

Net cash provided by financing activities, the sale of our stock, was $502,000 for the nine months ended December 31, 2009.

The Company has limited cash resources and intends to raise additional capital through the issuance of debt or equity in order to expand operations. The Company has entered into a letter agreement with an investment banking group to raise funds to allow the Company to expand its operations in China.  The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to delay or limit the expansion of its Chinese operations.

ITEM 4. CONTROLS AND PRODCECURES

(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

(b) Changes in Internal Controls

There were no changes in our internal controls and procedures in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to rely on the members of the Board of Directors to provide assurance that our entity-level controls remain effective and we believe our process-level controls remain effective.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceeding.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) EXHIBITS

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) REPORTS ON FORM 8-K

No Reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANV SECURITY GROUP, INC.

	By:	/S/ Weixing Wang
Weixing Wang
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ Yan Wang
Yan Wang
VP and Chief Financial
Officer (Principal Financial and Accounting Officer)

February 12, 2010