Form 10-K
period 2010-03-31
ANV SECURITY GROUP INC.
filed 2010-07-16
CIK 353681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-53802

ANV Security Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-3089537
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2/F, Tower B, Jiada R & D Building, Nanshan District, Shenzhen, China 518057
(Address of Principal Executive Offices)

0086-755-8665-6436
(Registrant’s telephone number, including area code)
2105 - 11871 Horseshoe Way, Richmond, BC, Canada V7A 5H5
 (Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $).001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2010:  $ 7,684,000

The number of shares of the registrant’s common stock outstanding as of March 31, 2010:  33,190,071

INDEX TO FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

CAUTIONAIRY NOTE REGARDING FORWARD LOOKING STATEMENTS There are statements in this report that are not historical facts. These forward-looking statements can be identified by use of terminology such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under Risk Factors. Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

References to “us”, “we” and “our” in this report refer to ANV Security Group, Inc together with our subsidiaries.

ITEM 1. BUSINESS.

General Development of Business

Organizational History

We were originally called “B.G. S. Energy, Inc.” and were incorporated under the laws of the State of Nevada on May 29, 1981. We were organized to engage in, alone or in conjunction with others, the exploration for, and where warranted, the development of oil, gas and mineral properties, the sale of oil, gas and mineral related leases. We became public in 1981 in a best efforts public offering and thereafter operated various oil and gas properties. We owned various oil and gas leases in Utah, Oklahoma, Kentucky, Texas and other states from time to time in 80’s. In 1988 we changed our name to Dini Products Inc. and continued our oil and gas operations. Our revenues decreased and in 1992 we became dormant and did not have any operations for many years until we acquired all of the shares of Canada ANV Systems, Inc., a British Columbia corporation (“CANV”) in June 2009 and changed our name to ANV Security Group, Inc. Our plan is to become a fully integrated developer, designer, manufacturer, marketer, installer and servicer of web based security systems for residential, commercial and government customers operating in Canada, The Peoples Republic of China and the United States of America. We are currently headquartered in Greater Vancouver, Canada. After the end of the period covered by this report we engaged in certain acquisitions in the Peoples Republic of China which will materially expand and change the character of our business during the fiscal year to end March 31, 2011.

 The Video and Alarm Industry in General

 According to a Frost & Sullivan report dated December, 2007, which is available from the web site of www.MarketReseach.com on a fee basis, North America is the world's largest security equipment market, the demand from North America accounted for 26% of the total global demand. The report predicts that the North American security equipment market will grow by an annual rate of 20%. According to Frost & Sullivan's report, the global IP ( “Internet Protocol”) video surveillance market will grow by an annual rate of 40% over the next few years, The size of the global IP security market is projected to reach $5.0 billion dollars in 2010. According to an IDC market analysis report dated May, 2009, which is available for a fee from the website www.idc.com, between year 2007 and 2009, global digital network camera sales will exceed these of traditional analog cameras and the report predicted that the sales of IP cameras in US and Canada will be more than 20 million pieces in 2010.

 Management believes that in the next few years, the maturity of broadband networks, video compression technology, and updating media processor performance, will provide a good foundation for the realization and application of various low-cost, high-performance IP video surveillance products. IP monitors are continually replacing traditional monitors in new and existing security systems. We believe that our products are well positioned to participate in these trends.

Operations and Development Plan

We design, manufacture, assemble and market advanced and professional security systems that include H.264 IP Camera and DVS series, NVS Center Management System and high-end network DVR. We also offer our patent pending USCI8 Global Network Video Alarm Services Platform, This web based service platform provides ANV users with real time video monitoring, instant remote video storage, and instant VoIP/SMS/E-mail notification. ANV’s products and services are typically used for crime deterrence, real time direct viewing and secure off premises crime evidence preservation on our remote server.

Our primary business focus is to provide a global network video alarm service utilizing the USCI8 Platform and H.264 IP Camera, DVS and DVR for our dealers, distributors, system integrators and government entities.

 Our products are employed in video alarm system installations in private residences; commercial and industrial properties; in Canada, the United States and the Peoples Republic of China.

 In November 2007 we entered into an agreement with an established electronics manufacturer in Guandong, Peoples Republic of China for the manufacture of H.264 IP Cameras, DVS, NVD and other security system products to our specifications. We sell our products and video alarm services to wholesalers, dealers and installers We have also prepared a franchise offering document that complies with Canadian and Provincial Law and sold franchises for installation of our systems in Canada. We have acquired three Canadian franchisees that are installing our systems and in 2008 we realized revenues from these efforts. In addition we are directly marketing our systems in areas where we have not granted territories to franchisees. Included in these sales has been a shopping mall in Westminster California. As of March 31, 2010, approximately 300 of our cameras were installed in approximately 117 customer locations.

Our Products & Services

Our products are based on H.264 video compression technology. H.264 is a high end standard for video compression that produces video output similar to MPEG4 while requiring lower data throughput rates. H.264 uses the latest innovations in video compression technology to provide clear video quality from the a relatively small amount of video data. H.264 delivers the same quality as MPEG-2 at a third to half the data rate and up to four times the frame size of MPEG-4 Part 2 at the same data rate. We believe that because H.264 achieves the best compression efficiency it will become the preferred standard for a broad range of applications, such as IP Cameras and surveillance, HDTV, broadcast, DVD, video conferencing, remote health care, remote online education worldwide, video-on-demand, streaming and multimedia messaging. H.264 delivers excellent quality across a wide operating range including 3G and HD. Applications of H.264 include high-quality video mobile phones, iChat, Internet, broadcast or satellite delivery, because H.264 provides exceptional performance at impressively low data rates.

We have spent more than three years and invested approximately $ 3 million dollars in developing our H.264 IP Cameras, DVS, NVD hardware and software of NVS (“Network Video System”) and integrating the Huawei chipset into our systems. Now we have successfully developed five series, and twenty varieties of H.264 IP products. We believe that every one of our products would require significant lead time for a potential competitor to replicate.

Presently, Texas Instrument and Huawei (a large privately owned China-based telecom equipment manufacturer) are the two largest companies in the world capable of providing the H.264 chipset. ANV and its OEM factory are one of six Huawei H.264 licensees, and ANV also is a primary partner of Huawei in North America.

At March 31, 2010, our product line consists of six series and twenty five varieties of H.264 video surveillance equipment including the following:

1.	H.264 IP Camera series:

All of our cameras are designed to work with our central management software through a built in Web Server that allows remote control through a Web browser

ANV100-50SN IP Camera is an embedded device designed for network video surveillance application. It is basic, full-color, wired, indoor network camera.

ANV101-50SN-IR is full-color, wireless, day and night dual-use, outdoor network camera with infrared lights; It is waterproof and has anti fog components. The infrared range can be up to 30 meters. Applications include banks, supermarkets, office buildings and other places requiring night video surveillance.

The ANV102-50SN IP Camera is designed for network video surveillance application.

It is full-color, wired, infrared, day and night dual-use, indoor dome network camera.

ANV103 –D1 intelligent high-speed wireless Dome offers a super-clear, high integration solution for users by remote video surveillance based on local area networks (LAN) or wide Internet Area Network (WAN).It is equipped with zoom lens, and high-performance digital signal processing (DSP) cameras, embedded platforms, and digital decoder integrated. It represents a new generation of high-tech surveillance product development trend. It supports arbitrary position and continuous scan, to achieve an omnidirectional surveillance; We believe it is suitable for large businesses, intelligent buildings, banking security, urban roads, airport, and railway stations.

The ANV104-WS wireless IP Camera is designed for network video surveillance application. It uses the single chip SOC with powerful Linux RTOS (Real-time Operating System) to realize high performance and low cost digital video processing. Optimized H.264 video compression algorithm assures clearer and smoother video transmission.

ANV105-WS-RF-IR is a specialized integrated IP camera designed for the small and middle-size commercial or residential application. In addition, this IP camera can work with a wireless alarm gateway; support and integrate with remote controls and wireless detectors, such as infrared sensors, PIR, curtain sensors, smoke detectors, gas detectors and other devices. And there is also an unique emergency function for summoning help.

ANV106-WS-IR-RF is a specialized integrated IP camera designed for the small and middle-     size commercial and residential systems. This IP camera can work with our wireless alarm gateway; support remote control and wireless detectors, such as infrared sensors, PIR, curtain sensors, smoke detectors, gas detectors and other devices.

ANV107-WS-IR is specialized integrated IP camera designed for the small commercial and residential application. This IP Camera is full-color, wireless, day and night dual-use, for use indoors where economical integration network cameras with infrared lights is important and is roughly the size of cell phone.

ANV200-50SN-WS is an embedded Wireless & Storage IP camera device with WiFi and SD Card designed for network video surveillance application. It uses the single chips SOC with powerful Linux RTOS (Real-time Operating System) realize high performance and low cost digital multimedia process. Furthermore, central management software can be used for integrated surveillance and management of multiple network cameras where large video surveillance systems are required.

ANV201-MP-WS Series 2.0 mega pixel IP Camera is designed for high definition network surveillance based on Micron CMOS sensor with a high-performance multimedia processor. It adopts the embedded Linux OS. It supports H.264 Main Profile, Baseline Profile, MJPEG, JPEG and other video encoding standards. It has the advanced mega pixel technology with SD card storage and still image capability. It can communicate with IPTV terminal devices. It is a set of video capture, image processing, video transmission, video storage, video management functions in one type of high-definition, high-performance network camera. The design concept is all in one (highly integrated), Ready to go (Plug and Play), which greatly facilitates the user to install, use and maintain. It will be marketed to customers in the high-end surveillance market , including governments and banks where sophisticated and elaborate security system are frequently installed.

2.	DVS 300 series:

Digital Video Server (ANV H.264 DVS300 -1/2/4 CH -D1-WS) is an embedded surveillance device specially designed for network applications. It can upgrade the existing analog CCTV camera to digital IP camera.

3.	NVD600

  This Network Video Decoder is an embedded large-scale decode device specially designed for network applications. DVR series: It can transfer the digital video into analog video.

4.	Digital Video Recording Devices

DVR-4CH-D1-ABDS: H.264 high-end full D1 realtime 4ch DVR, up to 800 fps PAL/960 fps NTSC.

DVR-8CH-D1-ABDS: H.264 high-end full D1 realtime 8ch DVR, up to 800 fps PAL/960 fps NTSC.

DVR-16CH-D1-ABDS: H.264 high-end full D1 realtime 16ch DVR, up to 800 fps PAL/960 fps NTSC.

DVR-4CH-D1-LCD: H.264 LCD D1 4ch DVR with high quality video and superior network functions.

DVR-4CH-MOBILE: new H.264 4ch mobile DVR with special and powerful anti-shock designing.

5.	NVS Central Video Management Software (“CMS”).

The CMS can manage up to 1728 IP cameras simultaneously, and can set and control every IP camera separately, support 32 channels output of TV walls, centralized storage, data transmission and electric map.

ANV provides a comprehensive line of products due to the many varied climatic and operational environments in which the products are expected to perform. In addition to selling from a standard catalog line, the Company at times modifies an existing product to meet a customer’s requirements. Our products are concentrated principally among its iCam™ H.264 IP camera, DVS and DVR product lines.

Our competitive advantage is to offer our patent pending USCI8™ global network video alarm services to the end user. This web based service platform provides ANV users with great ease of functions, including real time video monitoring, instant remotely video storage, life sharing, and instant e-mail, SMS (text to cell phone) and voice notification to customers. The systems are designed to provide instant- remote video storage in ANV server. We offer residential, small business and large business plans at prices ranging from $25CDN to $80CDN per month. Our platform capability can contain at least 40,000 registered end-users, and the bandwidth of our remote storage center is able to accept over 10000 data streams entering storage at same time. The system is expandable to contain over millions end-users and ownership is dividable.

6.	Mobile Digital Video Recording Series
FB Mini is a small system designed to monitor activity recorded by mini-equipment. It uses an advanced and embedded operating system, combined with the most advanced H.264 video compression/decompression technology, network technology, GPS positioning technology. This equipment is compact, flexible, and easy to install. It allows the use of SD card storage media (up to 32G) which are hot swappable and has a good damping effect to ensure the integrity of the video data in storage in the system and protect it from damage. The system is specially designed to power-down when required to protect data. , The system is designed to appear simple and easy to use while being having the ability to operate over a wide temperature range and being sufficiently rugged to survive various adverse conditions. It has an Alloy Sealed design to protect fom extreme temperature, water and dust. The system utilizes Microsoft’s ASF format to enable PC playback. The system features brown-out protection to protect the SD card and supports 2D1 +2 CIF, a single card and dual-card options. Some models also include GPS for mobile use. The models include:

FB6001: Mini Mobile DVR, 4 channel, SD Card
FB6002: Mini Mobile DVR, 4 channel, SD Card, GPS, 3G
FB7001: Mini Mobile DVR, 4 Channel, Hard Disk

FB7002: Mini Mobile DVR, 4 Channel, Hard Disk,GPS, 3G
FB5000: Mini Smart Mobile DVR, 1 Channel, SD Card, GPS, 3G,Audio ( for Police use)

Customers

Our products are sold principally to wholesalers, independent dealers, installers, retail stores, system integrators, distributors and franchisees. Sales are made principally by field sales engineers and inside customer service representatives. Our sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

As of March 31, 2010 we had three Canadian franchisees and other potential franchisees who may purchase franchises under one of two plans in China. Our franchise agreements require the franchisee to purchase a franchise, to maintain an inventory, to pay a royalty, an advertising cost contribution and a fee related to our broadband (USCi8.com) monitoring service. Our ultimate customer is a property owner who installs the product and pays for both the equipment and a monthly fee. Our Canadian franchisees pay us $25,000 to $30,000 for their franchise and are required to maintain certain inventories. Our franchisees receive approximately 30% price differential from our listed prices and 40% of the monthly fee paid by the end user.

Internet Contract

We have entered into a bandwith service agreement with Peer 1 Network Enterprises, Inc. (“Peer 1” of Vancouver, B.C.) The agreement with Peer 1 commenced January 21, 2008 and was for a one year term with automatic one year renewals absent notice of termination. The agreement is in its first renewal term and required that we make certain up-front payments for equipment and pay a monthly fee that is dependent on bandwith usage. During the year ended March 31, 2009 the total amount we paid to Peer 1 was $2,683.39. We incurred a due of $ 1092 to Peer 1 during the quarter ended September 30, 2009. We believe that Peer 1 has sufficient equipment and bandwith available to meet our needs for the foreseeable future. However, if Peer 1 were no longer available to serve us or if we deemed it advisable not to renew our contract with Peer 1, management believes that many other bandwith service providers are available in the Vancouver area to meet our requirements at similar prices.

Manufacturing Contract

On November 30, 2007 we entered into a manufacturing agreement (the “OEM Agreement”) with Shenzhen Huanghe Digital Technology Co., Ltd of Guandong, PRC (“SHDT”). The OEM Agreement is for an one year term with automatic one year renewals and requires that SHDT manufacture products for us to our specification and warrant the same to conform to our specifications and be free from defects. The OEM Agreement sets prices and delivery schedules for our orders and requires that SHDT be able to fulfill our requirements. We are obligated to defend SHDT should a claim be made that any of our products infringe on the rights of others. Management believes that SHDT can meet our requirements for the foreseeable future. If SHDT were unable to produce products for us, we would experience delays in receiving product and disruption to our operations, but we believe we would be able to locate an alternative manufacturer in the PRC.

Patent Application

In March 2009 we filed a US patent application, No12/405,147, which followed our provisional patent application “Systems and Methods for Providing Web Based Self Serviced Video Monitoring and Security Features for Systems Comprising IP Video Terminals and Web Severs” in March 2008. This patent relates to our web based system and management believes that it is central to our business. However, we cannot give any assurance that a patent will be granted, and that if granted it will give meaningful protection from others or that our patent would not be found by a court to infringe upon patents held by others.

Our patent application includes technology for (i) A video security system having a server and a video terminal device including; (ii) At least one database for storing network and physical configuration information relating to the terminal device operable to remotely communicate with the server through a distributed network; (iii) One or multiple storage servers for storing video data received from the terminal devices; and (iv) A method of managing a video terminal device that includes assigning a unique device ID to the video terminal device then sending an event and an associated video stream from the video terminal device to the Server, and storing the event and the associated video stream in a database and a storage server in association with the unique device ID. Another method of storage set forth in our patent application involves creating a user account on a Server, selecting services for associating with the devices, allocating storage server space for storing video data stream files, and making available to the user stored video files.

Competition

The video and alarm security services business is highly competitive and fragmented with a number of major firms and thousands of smaller regional and local companies. Competition is based primarily on price in relation to quality of service. Rather than compete purely on price, we emphasize the quality and special features of our web-based video alarm security service. Our competitors also include manufacturers and potential manufacturers of surveillance equipment. Several of our competitors, such as ADT Worldwide, a subsidiary of Tyco Industries, Ltd. and Honeywell International, Inc. are large established multinational corporations with far greater resources than we do. In the PRC we will compete with large dominant firms including China Security Surveillance and Technology, Inc. All of these competitors have greater resources and name recognition than we do. Other competitors include the following companies or their affiliates: Samsung, Sony, Panasonic, Axis, Tyco, D-link, Linksys, Vivotek, Basler, Tiandy, etc. Several electronics manufacturers have the ability to make cameras and other surveillance system components competitive to ours but have elected not to enter this market to date.

Backlog

We do not currently have any material backlog and fill customer requirements on a current basis.

Sales, Marketing and Advertising

We market our products to consumers through our wholesaler, dealer, installer, franchisees as well as direct marketing efforts by our sales staff. We promotes and markets our products and services through industry trade shows worldwide, product brochures and catalogues, direct marketing and electronic mailings to existing and prospective customers, webinars, in-house training seminars for customers and end users, road shows which preview new products and try usci8.com platform, and advertising through trade and end user magazines and newspaper, and our web site (www.anvsecuritygroup.com). ANV’s products are sold principally to independent wholesalers, dealers, installers, system integrators, and franchisees. Sales are made principally by field sales engineers and inside customer service representatives. ANV’s sales effort is supported by in-house customer service coordinators and technical support groups which provide product information, application engineering, design detail, field project management, and hardware and software technical support.

Environmental Matters

Laws and regulations relating to protection of the environment have not had a material impact on our business.

Proprietary Rights

In addition to our patent application we have entered into employment agreements with our key employees that require them to keep all of our proprietary information confidential and require that any invention of theirs while our employee, except for those not related to our business, becomes our property. Our OEM Agreement provides us with similar protections. We can not assure that such protections will prove adequate should they be challenged in litigation.

Research and Development

We are dependent on continual research and development efforts to maintain our competitive position with our products. As of March 31, 2010 we had accumulated $142,274 of research and development expense but did not incur any research and development expense in the fiscal year ended March 31, 2010. We expect to incur significant research and development expense in our current fiscal year. Our research and development effort relates to product design and enhancement as well as computer source code and other programming matters.

 Our R & D aspects are based on H.264 video techniques, combined with global advanced internet technology, wired and wireless communication tech, surveillance and alarm tech, and telecom payment. We give our future R & D plan as follows:
Develop peer to peer technologies to enable more convenience in service provision; develop mobile applications to transmit surveillance video through mobile phones and automobiles; develop simultaneous charging surveillance of IP Camera and retail POS terminals; develop downloading and playing images through Google and YouTube; realize the arbitrary storage of surveillance video; develop intelligent facial recognition and registration plate recognition; develop real time , remote health care, remote online education worldwide, and other remote learning and image-based applications

Employees

As of March 31, 2010, we had 5 employees in our Vancouver office, All of which are full-time, including 2 in administrative and management, 2 in engineering and technical, and 1 in sales and marketing; we had 15 employees in our Shenzhen China head office, all of which are full-time, including 3 in administrative and management, 10 in sale and marketing, 2 in technical support.

Seasonality

We do not anticipate that our business will be seasonal to any material extent although installation of outdoor security and surveillance systems may be more difficult during winter months in area with more severe climates.

Item 1A. Risk Factors.

Risks Relating To Our Business

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events, climate change and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

 We face risks related to general domestic and global economic conditions and to the current credit crisis.

Our current operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate that has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

In order to grow at the pace expected by management, we will require additional capital to support our long-term business plan. If we are unable to obtain additional capital in future years, we may be unable to proceed with our long-term business plan and we may be forced to curtail or cease our operations.

We will require additional working capital to support our long-term business plan, which includes identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. Our working capital requirements and the cash flow provided by future operating activities, if any, will vary greatly from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term business plan, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail or cease operations.

We sometimes extend credit to our customers. Failure to collect the trade receivables or untimely collection could affect our liquidity.

We extend credit to some of our customers while generally requiring no collateral. Generally, our customers pay in installments, with a portion of the payment upfront, a portion of the payment upon receipt of our products by our customers and before the installation, and a portion of the payment after the installation of our products and upon satisfaction of our customer. Sometimes, a small portion of the payment will not be paid until after a certain period following the installation. We perform ongoing credit evaluations of our customers’ financial condition and generally have no difficulties in collecting our payments. However, if we encounter future problems collecting amounts due from our clients or if we experience delays in the collection of amounts due from our clients, our liquidity could be negatively affected.

If we are unable to attract and retain senior management and qualified technical and sales personnel, our operations, financial condition and prospects will be materially adversely affected.

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Dr. Weixing Wang, our CFO, Ms. Yan Wang; our VP of Sales and Marketing, Mr. Xiaolin Yang; and our technical Officer, Mr. Tac Jiang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future. Many engineers and technicians obtain post-graduate or professional degrees, and the increased educational time required at the post-graduate level further restricts the pool of engineers and technicians available for employment. We compete for all such personnel with other high tech companies in various fields. There can be no assurance that we will be successful in hiring or retaining such qualified personnel. If we are not able to hire and retain qualified people to fill these positions, our competitive position would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

 If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our growth strategy has required us to make acquisitions and to make additional acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms. We have from time to time entered into letters of intent to acquire several other companies. While all but one of these letters of intent have by their terms expired, the remaining letter of intent, dated November 12, 2009, is for us to acquire all of the shares of a non-affiliated equipment manufacturer in the Peoples Republic of China in exchange for 32,000,000 of our shares. The consummation of this transaction is subject to many conditions including completion of due diligence, entry into a definitive agreement approval of the transaction by our board of directors and shareholders. None of these conditions have occurred. The transaction, if consummated, would result in our integrating manufacture of our products into our operations, but would also result in a substantial increase of the number of our shares outstanding. The board of directors will only recommend the adoption of any definitive agreement to the shareholders if it deem such agreement to be beneficial and in our best interest of and the best interest our shareholders. Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;

•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;

•	coordinate research and development efforts;

•	integrate and support pre-existing supplier, distribution and customer relationships; and

•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Acquisitions involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management’s attention from running our existing business;

•	increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

•	increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

•	adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

•	potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities; and

•	dilution to our earnings per share if we issue common stock in any acquisition.

Moreover, performance problems with an acquired business, technology, product or service could also have a material adverse impact on our reputation as a whole. Any acquired business, technology, product or service could significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also presents significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. If we cannot overcome these challenges, we may not realize actual benefits from past and future acquisitions, which will impair our overall business results.

We filed a current report on Form 8-K on February 5, 2010 relating to the acquisition by us of large operations in China. However there were various delays in completing those transactions which are only recently completed. As a result of these transactions we have recently become a much larger company with several hundred employees

Our facilities, or facilities of our customers or suppliers, could be susceptible to natural disasters.

All of our facilities, and many of the facilities of our customers and suppliers, are located in China. Natural disasters, such as floods and earthquakes, occur frequently in China, and they pose substantial threats to businesses with operations there. As a developing country, China’s emergency-response ability is limited, and its ability to provide emergency reconstruction and other aid to businesses affected by natural disasters is limited. Should a natural disaster severely damage one of our facilities, or damage a major facility of one or more of our significant customers or suppliers, our business could be materially disrupted.

In the event that adequate insurance is not available or our insurance is not deemed to cover a claim, we could face liability.

We carry insurances that our management consider customary and adequate. The laws of the jurisdictions in which we operate, may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

•	seasonality inherent in the surveillance and safety industry;

•	variations in profit margins attributable to product mix;

•	changes in the general competitive and economic conditions;

•	delays in, or uneven timing in the delivery of, customer orders;

•	the introduction of new products by us or our competitors; and

Period to period comparisons of our results should not be relied on as indications of future performance.

We could face liability for our failure to respond adequately to alarm activations.

The nature of the services we provide potentially exposes us to greater risks of liability for employee acts or omissions or system failures that may be inherent in other businesses. In the event of litigation with respect to such matters, our financial condition and results of operations could be materially and adversely affected. In addition, the costs of such litigation could have an adverse effect on us.

Future government regulations or other standards could have an adverse effect on our operations.

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in North American and China. In certain jurisdictions, we are required to obtain licenses or permits and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others, may adversely affect our ability to compete.

We rely on a combination of trademarks, patent, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. A successful challenge to the ownership of our technology could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. We have applied for a United States patent for our web based security systems.  No assurance can be given that we will be granted a patent, that, if granted, any patent will provide us with meaningful protection from infringement by others or that any patent that we may be granted will not be held by a court to infringe on the rights of others.  The loss of patent protection could materially adversely affect our business.

Product Failure, Marketplace Reputation and Liability

Through our wholesalers, dealers, installers, franchisees and direct operations we intend to install hundreds and eventually thousands of security systems.  Should any of our systems fail to perform as promised due to a product defect or a faulty installation, our reputation could be marred by adverse publicity.  We could be liable for damages suffered by our customer. Consequently our operating results and stock price could suffer.

Our officers have no experience in managing a public company.

Our present officers have no previous experience in managing a public company and we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Competition

We face a variety of competitive challenges from other security and surveillance companies in every market where we operate or plan to operate.  Many of our competitors will be large multinational or market dominant companies whom have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can.

Control by Management

Our company is effectively controlled by management, specifically Weixing Wang,Yan Wang and Ming Li who beneficially at March 31, 2010 owned an aggregate of 18,640,000 shares or 56.1%  of our 33,180,000  issued and outstanding shares of common stock as of November 25, 2009.  Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

Dependence of Third Party Supplier

We have entered into an OEM Agreement with SHDT and an internet services agreement with Peer 1.  A failure of either of these parties to perform in accordance with the terms of their agreement with us could have a material adverse effect on our results of operations and negatively impact our stock price.

RISKS RELATED TO OUR INDUSTRY

Our success relies on our management’s ability to understand the highly evolving network surveillance and safety industry.

The network surveillance and safety industry is nascent and rapidly evolving. Therefore, it is critical that our management is able to understand industry trends and make good strategic business decisions. If our management is unable to identify industry trends and act in response to such trends in a way that is beneficial to us, our business will suffer.

If we are unable to respond to the rapid changes in our industry and changes in our customer’s requirements and preferences, our business, financial condition and results of operations could be adversely affected.

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The network surveillance and safety industry is characterized by rapid technological change. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the network surveillance and safety industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

•	enhance our existing products and services;

•
anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations could be adversely affected. We cannot assure you that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our existing products and that may cause customers to refrain from purchasing our existing products, resulting in inventory obsolescence.

We may not be able to maintain or improve our competitive position of strong competition in the network surveillance and safety industry, and we expect this competition to continue to intensify.

The North American and Chinese network surveillance and safety industry is highly competitive, we also face competition from international competitors. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Our business and reputation as a OEM manufacturer of high quality H.264 IP products may be adversely affected by product defects or performance.

We believe that we offer high quality products that are reliable and competitively priced. If our products do not perform to specifications, we might be required to redesign or recall those products or pay substantial damages. Such an event could result in significant expenses, disrupt sales and affect our reputation and that of our products. In addition, product defects could result in substantial product liability. We do not have product liability insurance. If we face significant liability claims, our business, financial condition, and results of operations would be adversely affected.

Our product offerings involve a lengthy sales cycle and we may not anticipate sales levels appropriately, which could impair our profitability.

Some of our products and services are designed for medium to large commercial, industrial and government facilities desiring to protect valuable assets and/or prevent intrusion into high security facilities.  Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations and deliberate between competing technologies and providers. For these and other reasons, the sales cycle associated with some of our products and services is typically lengthy and subject to a number of significant risks over which we have little or no control. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

Our growth strategy includes acquiring or investing in suitable candidates on acceptable terms in China.  We have also from time to time entered into letters of intent to acquire several other companies in China. We also produce our products through an OEM  in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate;

•	the higher level of control over foreign exchange; and

•	the allocation of resources.

As the China economy has been transitioning from a planned economy to a more market-oriented economy, the China government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall China economy, they may also have a negative effect on us.

Although the China government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the China government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of surveillance and safety investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the China legal system could limit the legal protections available to you and us.

Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The China legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new China laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the China legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

China’s government exerts substantial influence over the manner in which we conduct our business activities.

China’s government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Some of our sales revenue and/or expenses are or will occur in China and be denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. In the future, our China operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (the “SAFE”), by complying with certain procedural requirements. However, the relevant China governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by China operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our China operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our China operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a China company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the China parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows China government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the China business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new M&A regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because we OEM and import products from China and some of our earnings are denominated in Renminbi and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the China  authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by China exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Currently, some of our raw materials, components and major equipment are imported. In the event that the U.S. dollars appreciate against Renminbi, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer.

Risks Relating to Our Common Stock

Limitations upon Broker-Dealers Effecting Transactions in "Penny Stocks"

Trading in our common stock is subject to material limitations as a consequence of regulations which limits the activities of broker-dealers effecting transactions in "penny stocks."  Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on "penny stocks", which makes selling our common stock more difficult compared to selling securities which are not "penny stocks."  Rule 15a-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in "penny stocks", and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in "penny stocks" first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in "penny stocks", (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

No Active or Regular Market

Although our common stock has been quoted on the Pink Sheets since October 31. 1985 and since January 13, 2010, there has been only limited and sporadic trading n our stock. Companies quoted for trading on the OTCBB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB. If our common stock is quoted on the OTCBB, and we fail to remain current on our reporting requirements, we could be removed from the OTBB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the OTCBB, which may have an adverse material effect on our business.

Accordingly, there can be no assurance as to the liquidity of any present or future markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At March 31, 2010 we had outstanding an aggregate of 33,190,071 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.
.
ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Our principal executive offices in China consist of 6100 square feet and are leased for a term ending April 1, 2018 for RMB 25,000 (approximately $3,680) per month.  We are also responsible for common charges and all operating expenses associated with the property. We believe that if we are unable to enter into a lease renewal with our current landlord at the end of the term, we will be able to locate other appropriate space in the area of our present offices

Our North America R & D and sales facility has moved to a new location in Vancouver, B.C. Canada and consists of 3300 square feet and is leased by ANV Video Alarm Service Inc., pursuant to a lease that expires on April 1, 2013.  The rent is for varying amounts during the term of the lease and will be $CAN 3,200 through the end of the lease.  We believe that if we are not able to extend the lease we will find other suitable premises in the area of the present premises at similar costs.

Our leased premises are presently adequate for our needs.  However, if our business expands we may be required to seek larger premises. Management believes that other suitable premises are available at reasonable cost in proximity to our present offices.

ITEM 3.  LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4.  SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the Company’s fourth quarter.

PART II

ITEM 5.  MARKET for REGISTRANT’S COMMON EQUITY and ISSUER PURCHASES of EQUITY SECURITIES.

Market Information

Since January 13, 2010, our common stock has trades on the Over the Counter Bulletin Board under the symbol “ANVS”.  During the period ended March 31, 2010, the high and low closing bid prices were $1.05 and $0.38.  Prior to January 13, 2010, our common stock was quoted on the Pink Sheets, but had not traded for several years.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of March 31, 2010, we had 226  shareholders of record and 33.190.071 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

The following is a summary of all transactions within the past three years involving our sales of our securities that were not registered under the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

The Company did not issue any shares of Common Stock during its fiscal years ended March 31, 2007, 2008 or 2009.

During the fiscal year ended March 31, 2010, the Company

(i)
Issued an aggregate of 3,078,126 shares of its common stock to six consultants at a price of approximately $0.0022 per share, a price in excess of the then stock quotation on the pink sheets in consideration for services rendered over the past two years.  These transactions were exempt by reason of section 4(2) of the Securities Act of 1933, as amended as transactions by an issuer not involving a public offering.  The Company’s transfer agent has been instructed to place a legend on the certificates for the shares reflecting lack of registration under the Securities Act of 1933, as amended, and to maintain stop transfer instructions with respect to these certificates.

(ii)
Issued an aggregate of 29,860,000 shares of its common stock to the 24 former shareholders of CANVSI in exchange for their shares of CANCSI.  This transaction was exempt by reason of section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.  The Company’s transfer agent has been instructed to place a legend on the certificates for the shares reflecting lack of registration under the Securities Act of 1933, as amended, and to maintain stop transfer instructions with respect to these certificates.

(iii)
During the 1st quarter of 2010, but prior to the merger, CANVSI raised $ 432,500 of capital from eight accredited investors. The price was set at $0.25 per share. Each investor submitted a copy of their ID and signed a subscription agreement. The placement was fully in compliance with the laws of British Columbia, Canada.

In each of the above instances, the recipients of the shares evidenced their investment intent in writing.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

RESULTS OF OPERATIONS

FY 2010 v FY 2009

Revenues.  We had revenues of $15,717 in FY 2010 and revenues of $20,820 in FY 2009 as FY 2009 was devoted to product design and establishing a business model in Canada and FY 2010, especially its last few months, was devoted to establishing a large operation in the People’s Republic of China.  The results in the 2010 FY as described below, reflect management’s decision to concentrate on the Company’s efforts to enter the larger Chinese market rather than pursue further development of the Canadian market. Management believes that the Chinese market, which is much larger than the Canadian market will enable the Company to enjoy greater revenues in the future.  On filed February 5, 2010 filed a Current Report on Form 8-K indicating that we had made several acquisitions to facilitate our entry into the Chinese market.  Due to various unforeseen circumstances and the need for various governmental approvals, the acquisitions were not completed until late May 2010.  Accordingly, we are in the early stages of developing the Chinese market we expect that revenues and results will fluctuate from quarter to quarter..  We anticipate opening retail stress in China during calendar 2010. The costs of opening a Company operated store include inventory, real estate costs, employee expense and promotional expenses such as advertising. The costs to open a Company owned in China  anticipated to be approximately $10,000 per retail store.  The size and scope of each of these programs will be governed by management’s assessment of the Company’s capital resources and cannot be specified at this time.

Cost of Sales; Gross Profit.  Our cost of sales in FY 2010 was $5,376, yielding a gross profit of 10,341 or 58.0% of sales.  Our cost of sales in FY 2009 was $14,790, yielding a gross profit of 6,030 or 28.0% of sales.  Both of these results and ratios are from an early stage operation and management does not believe that significant conclusions should be drawn from these limited results.

Operating Expenses

Operating expenses decreased to remained fairly constant increasing to $359,439 in FY 2010 from $357,498 in FY 2009  as decreases in general and administrative expense, research and development and advertising were partially offset by increased commissions, payroll and professional fees.  Again, as the operations are in an early stage management would caution against drawing any significant conclusions from these limited results.

Net Loss; Comprehensive Loss

Our net loss and comprehensive loss consists of two parts: net operating gain (loss) and foreign currency translation adjustments. Because all our transactions are recorded in Canadian dollars, we need to exchange them into US dollar using the exchange rate for different period when we release the financial statements to the public. If the exchange rate fluctuates and if we have a large balance of assets, liabilities or equity, the foreign currency translation adjustment will be large.  As we increase our operation in the Peoples Republic of China, these factors may be more pronounced.

For the 2009 FY, the net loss was $(350,455), but foreign currency translation adjustment loss was s $(270,752), so the comprehensive loss was $(621,201). (Because we have substantial intangible assets the foreign transaction adjustment is large). For FY 2010, the net loss was $(369,579) but foreign currency translation adjustment gain was $318,717 so the comprehensive loss was $(50,862) (Because we have substantial intangible assets the foreign transaction adjustment is large)  Our foreign currency adjustment was favorably impacted by the increased strength of the Canadian Dollar.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows used in operating activities for FY 2010 totaled $3,286 as losses of $(369,579) were largely offset by $386,002 received from the sale of common stock.

The Company had limited cash resources of $31,756 at the end of FY 2010 but has engaged in private placements since March 31, 2010 that have increased its liquidity.

Critical Accounting Policies

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended March 31, 2010 and 2009 and the reports thereon of Stan J.H. Lee, CPA, respectively are included in this annual report.

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS and PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,2010.  Based on that evaluation, our officers concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including James Fitzsimons, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of March 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of March 31, 2010 are:

Name	Age	Position(s)

Weixing Wang	46	Chairman of the Board, Director and CEO

Yan Wang	43	Executive Director, VP and CFO

Daniel Sze-Yuen Lee	61	Non-Executive Director

Xiaolin Yang	48	Vice President

Weixing (Wilson) Wang has served as a director, CEO and Chairman of the Board since our acquisition of Canada ANV System Inc. (“CANVSI”) in May 2009.  He was a founder of CNVSI and its chairman of the Board since its founding in 2006.  Prior thereto and since 1992 he was the founder, president and CEO of Z&A Pharmaceutical Group in China.  Dr. Wang received a BS in Preventative Medicine from Shandong Medical University in China in 1986; a MD fin Nurition from Tianjin Medical University in China in 1989; and did post doctoral work in Diabities at Freiburg University in Germany until 1992.

Yan ( Serena) Wang has served as an executive director, Vice President and CFO since our acquisition of CANVSI in May 2009.  She was a founder of CNVSI and a director, CFO and Vice President since its founding in 2006.  From 1999 to 2006,  she was a Vice Chairman and CEO of Shanghai Touma Renching Apparel Co., Ltd. in China.  Mrs. Yan Wang holds a BS in costume design from Qindao University in China awarded in 1989 and an MBA in Business Management awarded by the Shanghai Faculty of Social Sciences in 2001.

Daniel Sze-Yuen Lee has served as a non-executive director since our acquisition of CANVSI in May 2009.   He was appointed a non-executive director of CANVSI in January 2008.  Since 2003 he has been president of Canada – China Foundation for the promotion of trade and cultural development and since 1986 he has been president of C&L Associates International Management Consultants Group Inc. in Vancouver.  Mr. Lee studied accounting at Vancouver Community College.

Xiaolin ( Tiger) Yang has served as Vice President – Sales & Marketing since June 2009.  From 2001 to 2007 he was CEO of Qaingdao Comins Electronics Co., Ltd and commencing January 2008 until he joined us he was a sales rep for ADT Security Services.  Mr. Yang holds a BA in Management Engineering awarded by Xi’an Communication University in 1986.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

Due to its small size, the Company has not adopted a code of ethics.  The Company will adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  As required by SEC rules, we will report the nature of any change or waiver of our code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the fiscal years ended March 31, 2009, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name &
Principal				Stock	Option	Non-Equity	Other	All Oher
Position	Year	Salary	Bonus	Awards	Awards	Incentive Plan Comp.	Comp.	Comp.

Weixing Wang	2010	$60,000	$0	$0	$0	$0	$0	$0
CEO	2009	$24,000	$0	$0	$0	$0	$0	$0

Yan Wang	2010	$48,000	$0	$0	$0	$0	$0	$0
CFO	2009	$16,000	$0	$0	$0	$0	$0	$0

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Employee Benefit Plans

None

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada law generally permits us to indemnify our directors, officers, employees and agents. Pursuant to the provisions of Nevada Revised Statutes 78.7502, we, as a corporation organized in Nevada, may indemnify our directors, officers, employees and agents in accordance with the following:

(a)   A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation, against expenses, actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable for breach of his fiduciary duties as a director or officer pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

(b)    A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable for breach of his fiduciary duties pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

(c)  To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Charter Provisions, Bylaws and Other Arrangements of the Registrant

Our Certificate of Incorporation, as amended, does not contain any specific language enhancing or limiting the Nevada statutory provisions referred to above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2010, the stock ownership of (i) each of our named executive officers and directors, (ii)all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and address	Number of shares owned		Per cent of Class (2)

Weixing Wang (1)	6,945,000	(3)	20.95%

Yan Wang (1)	6,945,000	(3)	20.95%

Xiaolin Yang (1)	0		0%

Daniel Sze-Yuen Lee (1)	0		0%

Ming Li	4,750,000	(4)	14.3%
7-10111 Gilbert Road
Richmond, BC, Canada

Haining Zhang	2,015,185		6.1%
RR3 Box 3087
East Stroudsburg, PA 18301

All officers and directors as a group
(4) Persons	13,890,000	(3)	41.9%

(1)   Each person named is an executive officer or a director. The address of each such beneficial owner is c/o ANV Security Group, Inc., 2105-11871 Horseshoe Way, Richmond, BC, Canada V7A 5H5.

(2)  Applicable percentage ownership is based on 33,190,071 shares of our common stock outstanding as of November 25, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)	These shares are owned by Canada Landmark Enterprise Group Inc., a corporation owned 50% by Weixing Wang and 50% by Yan Wang.

(4)	Includes 3,100,000 shares owned by Advanced Network Video Inc., a corporation owned by Mr. Li.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Upon its formation in 2006, CANCSI acquired certain intangible assets consisting of technical know how and software and non-compete agreements from Canada Landmark Enterprise Group, Inc., a corporation owned by Weixing Wang and Yan Wang for 13,890 shares of CANVSI common stock.  In July 2009, these shares were exchanged for the same number of shares of the Company upon the closing of a reorganization agreement described below. See Notes to Financial Statements, Note 1(m).

In July 2009, Haining Zhang, a more than 5% holder of the Company received 1,844,326 shares of the company’s stock and China Venture Partners, Inc., a corporation he controls received 335,000 shares of common stock for as a consulting fee for work previously performed for the Company.

In May 2009, the Company and CANVSI and all of the shareholders of CANVSI entered into an agreement (the “Securities Purchase Agreement”) that provided that  all of the holders of CANVSI would exchange their shares for shares of the Company on a one for one basis so that CNVSI would become a wholly owned subsidiary of the Company.  Weixing Wang and Yan Wang became shareholders, officers and directors of the Company by reason of the Securities Purchase Agreement closing in July 2009.

Director Independence

We believe that the following director of our company is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Daniel Sze-Yuen Lee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended March 31, 2010 was $17,500.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART 1V

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation, dated May 19, 1981 *
3.2	Articles of Amendment, dated July 12, 1988 *
3.3	Articles of Amendment, dated November 09, 1989 *
3.4	Certificate of Revival for a Nevada Corporation, dated September 10, 2007 *
3.5	Articles of Amendment, dated January 28, 2009 *
3.6	Articles of Amendment, dated June 23, 2009 *
3.7	Articles of Amendment, dated June 23, 2009 *
3.8	By –Laws *
4.1	Form of Stock Certificate *
10.1	Office Lease Current Offices
10.2	Lab Lease *
10.3	Services Agreement with Peer One *
10.4	OEM Manufacturing Agreement *
10.5	Form of Franchise Agreement *
10.6	Form of Customer Agreement *
10.7	Stock Purchase Agreement, dated may 22, 2009, by and among Canada ANV Systems Inc. its shareholders and the Company *
10.8	New Vancouver Office Lease
22.1	Subsidiaries: Canada ANV Systems, Inc. a British Columbia, Canada Corporation (100% owned)
23.1	Consent of Stan Lee, CPA
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form 10

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
Yan Wang
VP and Chief Financial
Officer (Principal Financial and Accounting Officer)

July 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Weixing Wang	Director, CEO and President	July 15, 2010
Weixing Wang

/s/ Yan Wang	Director, VP and CFO	July 15, 2010
Yan Wang

/s/ Daniel Sze-Yuen Lee	Director	July 15, 2010
Daniel Sze-Yuen Lee

ANV Security Group, Inc.

Consolidated Financial Statements

March 31, 2010

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Cash Flows	F-5

Statement of Stockholders’ Equity (Deficit)	F-4

Notes to Financial Statements	F-6

Stan J.H. Lee, CPA
2160 North Central Rd Suite 203 t Fort Lee t NJ 07024
P.O. Box 436402t San Ysidrot CA 92143-9402
619-623-7799 t Fax 619-564-3408 t stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
ANV Security Group Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of ANV Security Group Inc. and Subsidiary (the “Company”) as of March 31, 2010 and the related consolidated statements of operation, changes in shareholders’ equity (deficit) and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANV Security Group Inc. and Subsidiary as of March 31, 2010, and the results of its operation and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the financial statements, the Company’s lack of revenue activities  and losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

______________________

Stan J.H. Lee, CPA
Fort Lee, NJ 07024
June 18, 2010

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

		As of
		March 31,	March 31,
	Notes	2010	2009

ASSETS

Current Assets

Cash	Note 1-g	$31,756	$28,470
Accounts Receivable	Note 2	-	508
GST Receivable	Note 1-j	2,547	1,408
Inventory	Note 3	81,490	55,167
Other Assets	Note 4	5,227	4,211

Total Current Assets		121,020	89,763

Property and Equipment , net	Note 5	21,015	21,226

Intangible Assets	Note 6	1,379,858	1,034,627

Total Assets		$1,521,893	$1,145,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	Note 7	$7,303	$4,354
Due to related parties	Note 9	38,188	-

Total Liabilities		45,491	4,354

Commitments and Contingencies	Note 15

Stockholders’ Equity

Common Stock, Unlimited shares authorized, without par value 33,190,071 and 27,074,500 shares issued and outstanding, respectively	Note 10	1,999,139	1,613,137

Additional Paid-in Capital for Stock Options	Note 11	24,836	24,836

Deficit Accumulated		(739,448)	(369,870)

Accumulated Other Comprehensive Income (Loss)		191,875	(126,842)

Total Stockholders’ Equity		1,476,402	1,141,261

Total Liabilities and Stockholders’ Equity		$1,521,893	$1,145,616

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars)

		For The Fiscal Years
		Ended
		March 31,	March 31,
	Notes	2010	2009
Revenue	Note 1-p	$15,717	$20,820
Cost of Sales		5,376	14,790
Gross profit		10,341	6,030

Operating Expenses
Selling and general and administrative		359,439	357,498
Amortization		5,792	3,731
Total Expenses		365,231	361,229

Other Income (Expenses)
Interest Income		-	956
Rental Income		3,026	2,927
Customer Rebate		-	2,572
Exchange Loss		(14,874)	-
Interest Expense		(2,841)	(1,711)
Total Other Income (Expense)		(14,689)	4,745

Net (Loss) Before Income Tax Expense		(369,579)	(350,455)

Income Tax Expense, Net of Income Tax Benefit	Note 8

Net Loss		(369,579)	(350,455)

Other Comprehensive Income
Foreign Currency Translation Adjustment	Note 12	318,717	(270,752)

Comprehensive Income		$(50,862)	$(621,206)

Net Loss Per Share – Basic and Diluted	Note 1-t	(0.01)	(0.01)

Weighted Average Shares Outstanding		28,957,266	25,813,000

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Consolidated Statement of Stockholders' Equity
From December 18, 2006 (Date of Inception) to March 31, 2010
(Expressed in US dollars)

					Accumulated	Accumulated
	Common Stock		Additional		Development	Comprehensive
	Shares	Amount	Shares	Paid-in	Deficit	Income(Loss)	Total

Balance – November 18, 2006 (Date of Inception)	-	-		-	-	-	-
Issuance of Common shares for cash at CDN$137.27 per share	10,000	1,186,013		-	-	-	1,186,013
Balance – March 31, 2007	10,000	1,186,013		-	-	-	1,186,013
Common stock split	19,990,000	-		-	-	-	-
Issuance of Common shares for cash at CDN$0.04 per share	5,000,000	202,080		-	-	-	202,080
Foreign currency translation	-	-		-	-	143,909	143,909
Net loss for the year	-	-		-	(19,415)	-	(19,415)
Balance – March 31, 2008	25,000,000	1,388,093		-	(19,415)	143,909	1,512,587
Issuance of Common shares for cash at CDN$0.25 per share	174,500	42,164		-	-	-	42,164
Issuance of Common shares for no consideration	800,000	-		-	-	-	-
Issuance of Common shares for cash at CDN$0.20 per share	500,000	96,320		-	-	-	96,320
Issuance of Common shares for cash at CDN$0.18 per share	550,000	78,630		-	-	-	78,630
Issuance of Common shares for cash at CDN$0.20 per share	50,000	7,930		-	-	-	7,930
Additional Paid-in Capital, Stock-based Compensation				24,836			24,836
Foreign currency translation	-	-		-	-	(270,752)	(270,752)
Net loss for the year	-	-		-	(350,455)	-	(350,455)
Balance – March 31, 2009	27,074,500	1,613,137		24,836	(369,870)	(126,842)	1,141,261
Issuance of Common shares for cash at CDN$0.12 per share	578,667	55,510					55,510
Issuance of Common shares for cash at CDN$0.20 per share	50,000	8,127					8,127
Issuance of Common shares for cash at CDN$0.30 per share	117,141	28,444					28,444
Issuance of Common shares for cash at CDN$0.20 per share	350,000	56,553					56,553
Issuance of Common shares for cash at CDN$0.12 per share	258,333	25,246					25,246
Issuance of Common shares for cash at CDN$0.23 per share	130,000	24,711					24,711
Issuance of Common shares for cash at CDN$0.39 per share	100,000	32,500					32,500
Issuance of Common shares for cash at CDN$0.30 per share	167,344	40,370					40,370
Issuance of Common shares for cash at CDN$0.30 per share	127,181	30,681					30,681
Issuance of Common shares for cash at CDN$0.20 per share	300,000	55,506					55,506
Issuance of Common shares for cash at CDN$0.05 per share	606,834	28,353					28,353
Stock swap agreement and plan of reorganization, June 28, 2009	3,330,071	-					-
Net loss for the year					(369,578)		(369,578)
Foreign currency translation		-				318,717	318,717
Balance – March 31, 2010	33,190,071	1,999,139		24,836	(739,448)	191,875	1,476,402

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the
	Fiscal years
	Ended
	March 31, 2010		March 31, 2009

Cash flows from operating activities
Net loss		$(369,579)	(350,455)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization		5,792	3,731
Stock-Based Compensation			24,837

Changes in operating assets and liabilities:
Prepaid expenses and deposits		(1,016)	69,081
Accounts Receivable		508
GST Receivable		(1,139)	(792)
Inventory		(26,323)	(55,167)
Accounts Payable		1,897	3,771
Due to related parties		630	(508)

Net Cash (Used for) by Operating Activities		(389,230)	(305,502)

Cash flows from investing activities

Purchase of equipment and furniture		(5,160)	(19,480)
Capitalized intangible costs		(345,231)	(25,376)

Net Cash (Used for) Provided by Investing Activities		(350,391)	(44,856)

Cash flows from financing activities

Proceeds from related party		38,188	(8,328)
Issuance of Common stock		386,002	225,044

Net Cash Provided by Financing Activities		424,190	216,716

Effect of exchange rate changes on cash		318,717	(24,519)

Increase (Decrease) In Cash		3,286	(158,161)

Cash – Beginning of Period		28,470	186,631

Cash – End of Period		$31,756	28,470

Supplemental Schedule of Cash Flows Disclosures
Interest paid		$-	1,711
Income taxes paid	$

Supplemental Schedule of Non-Cash Flows Activities
Stock-based Compensation, Stock Options Issued		$-	24,836

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2010

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2010, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Canada.  The Company has not experienced any losses in such bank accounts through March 31, 2010. At March 31, our bank deposits were as follows:
	March 31,	March 31,
COUNTRY	2010	2009
Canada	$31,756	$28,470
Total cash and cash equivalents	$31,756	$28,470

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

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of March 31, 2010, the Company had a GST tax receivable of $2,547.

k)	Advances to Suppliers

Advances to suppliers included in other assets represent the cash paid in advance for purchasing of inventory items from Suppliers and the amount as of March 31, 2010 was none.

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

The Company reduced its estimate of future warranty requirements to approximately 1% of contract installation revenue. In the year ended March 31, 2010, estimated warranty was $ -0-.

Revenue from the outright sale of surveillance and safety equipment is recognized when delivery occurs and risk of ownership passes to the customers.

q)	Research & Development Costs

Research and development costs are expensed as incurred. Research and development costs included in general and administrative expenses for the year ended March 31, 2010 and 2009, amounted to $-0- and $142,274, respectively. The Research and Development expenses consist of engineers’ salaries, research expenses paid to the 3rd party subcontractors, monthly rent fee for research and development centers and related utility outlay. Up to March 31, 2010, the company has developed the following products and solutions: (1) USCI8™ Video Alarm Platform, which offers an all-in-one security system for both commercial and residential customers, and allows customers to take control of their own security requirements; (2) iCam H.264 IP Camera, which currently has three series covering market demand from home and small businesses, large businesses and government and high-end surveillance users; (3) ANV Digital Video Server, or H.264 DVS300, which is an embedded surveillance device specially designed for network application; and (4) NVS Center 500 Management Software, which can manage 1728 IP cameras simultaneously and set and control every IP camera separately, supporting 32 channels output of TV walls, centralized storage, data transmission and electric map.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at March 31, 2010 and 2009 include the following:

	March 31,	March 31,
	2010	2009
Options	140,000	140,000
Warrants	-0-	-0-
	140,000	140,000

u)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company provides its officers, consultants, and directors stock options to purchase common stock of the Company on a discretionary basis. Generally, options are granted at exercise prices not less than the fair market value at the date of grant. As of March 31, 2010, the Company has granted 140,000 shares stock options to its director, consultant and top manager and the fair market value is $24,836.

v)	Advertising

Advertising is expensed as incurred and was $ 28,265 and $58,650 for the year ended March 31, 2010 and 2009, respectively.

w)	Recent Accounting Pronouncements

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Note 2.	Accounts Receivable

Accounts receivable as of March 31, 2010 consists of $-0- and as of March 31, 2009 consists of $ 508 of trade receivable.

Note 3.	Inventory

At March 31, 2010 and 2009, inventories consisted of:

	March 31,	March 31,
	2010	2009
Parts	$-0-	$-0-
Finished goods	81,490	55,167
	81,490	55,167
Less: Reserve for slow moving inventory	-0-	-0-
	$81,490	$55,167

Note 4.	Other Assets

Other assets consist of rental deposit of $5,052 and $4,211 as at March 31, 2010 and 2009, respectively.

Note 5.	Property and Equipment

Fixed assets are summarized by classifications as follows

	Cost $	Accumulated Amortization $	March 31, 2010 Net Carrying Value $	March 31, 2009 Net Carrying Value $
Furniture and equipment	4,362	2,763	1,599	2,460
Computer equipment	8,352	5,005	3,347	4,143
Customer software	624	492	132	273
Leasehold Improvement	18,750	2,813	15,937	14,350
	32,088	11,073	21,015	21,226

Note 6.	Intangible Assets

Intangible assets amounted $1,379,858 and $1,034,627 as of March 31, 2010 and 2009, respectively. As at March 31, 2010 intangible assets consist of incorporation cost of $54,482 and software of $1,325,376 acquired from Landmark Enterprise Group Inc., a related party in December 2006.

Note 7.	Accounts Payable

As at March 31, 2010, accounts payable amounted $7,303 consists of amounts owing to Visa $5,487 and government agency payable $1,816, respectively. As at March 31, 2009 accounts payable consisted of amounts owing to Serena Wang $2,464 and government agency payable $1,890 which has been paid within the year ended March 31, 2010.

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

The Company has a net operating loss carry forward for tax purposes totaling approximately $ 739,448 at March 31, 2010. The net operating loss carries forwards for Canadian income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilize, through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Note 9.	Related Party Transactions

Amounts owing to the significant shareholder, Serena Wong amounted 38,188 and $nil as of March 31, 2010 and 2009, respectively.

Note 10.	Capital Stock

The company is authorized to issue unlimited shares of common stocks – Class A and Class B, no par value share. As of March 31, 2010, the amount of voting common shares issued and outstanding are 33,190,071.

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

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at March 31, 2010 the Company has granted 140,000 shares options.

Note 12.	Foreign Currency Translation

Accounting for Canada ANV System Inc. and its subsidiary is conducted in Canadian currency.  It converts figures on a period basis in accordance with FASB # 52.  The functional currency is in Canadian currency.  The Companies balance sheet as of March 31, 2010 was translated at year ended rate of 0.9844 (Canadian currency to US currency).  Statements of operations were reported on the weighted average for the year ended March 31, 2010 as required by FASB # 52. at the rate of 0.9169 (Canadian currency to US currency). Statement of cash flows were reported on the weighted average for the 12 months ended March 31, 2010 as required by FASB # 52. at the rate of 0.9169 (Canadian currency to US currency).

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

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the nine months ended March 31, 2010, the Company operated in two reportable business segments - (1) sales of security devise and units (2) installation service and (3) monthly monitoring service.

The Company's reportable segments are strategic business units that offer different products. The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus. As such, these segments are managed separately.

Note 15.	Commitments and Contingencies

15.1  Lease Commitments

Company leases its office space and laboratory facility in Richmond, British Columbia which starts on April 1, 2010 and expires on March 31, 2013. Its total monthly minimum rental fee is $ 3,285. The minimum obligations under such commitments for the years ending March 31 until its expiration are $39,420 per year.

15.2   Litigation

As per the Company, as of March 31, 2010, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANV.

15.3   Acquisitions

In January 2010, Company has established ANV Security Group (Asia) Co. Ltd. a Hong Kong Company (“ ANV Asia”) as a wholly- owned subsidiary of the registrant for the purpose of acquiring operating companies in China. ANV Asia has no operation to this date.

During the period this financial statements is presented, Mr. Wilson Wang, president of the Company acting as legal representative of ANV Asia (to be formed at the time of contract signing) entered into two separate agreements with  Mr Tingyi Li and  Mrs. Xiu Jiang, all Shareholders and legal representative of Shenzhen Angesi Technology Co. Ltd., based in Shenzhen China and Mr. Zhaohui Zeng, 100 % shareholder of Flybit Inetrnational Ltd. a Hong Kong company also based in Shenzen China to acquire 100 % of controlling shares in the sellers. The closing date was February 1, 2010.

On January 19, 2010, Mr. Wilson Wang, in the same capacity entered into an agreement (the “Flybit Agreement”) to acquire all of the issued and outstanding stock of Flybit International, Ltd., a Hong Kong corporation, from its sole owner Zhaohui Zeng for three million shares of the Company’s common stock and $720,000 in cash. The closing under the Flybit Agreement was held on February 1, 2010.  Flybit is in developing and marketing mobile video security system used on vehicles and it is a certified OEM manufacturer for Panasonic in mobile video systems.

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