Form 10-K/A
period 2010-03-31
ANV SECURITY GROUP INC.
filed 2010-07-26
CIK 353681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K-A/1

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

*  Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form 10
*  Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended March 31, 2010.

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

July 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Weixing Wang	Director, CEO and President	July 26, 2010
Weixing Wang

/s/ Yan Wang	Director, VP and CFO	July 26, 2010
Yan Wang

/s/ Daniel Sze-Yuen Lee	Director	July 26, 2010
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

We have audited the accompanying consolidated balance sheet of ANV Security Group Inc. and Subsidiary
 (the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of operation, changes in shareholders’ equity (deficit) and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANV Security Group Inc. and Subsidiary as of March 31, 2010 and 2009 , and the results of its operation and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

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