Form 10-Q
period 2010-06-30
ANV SECURITY GROUP INC.
filed 2010-08-17
CIK 353681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-53802

ANV Security Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3089537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2nd Floor, Tower B, Jiada R&D Building, No 5
Songpingshan Road, Shenzen, China	518057
(Address of principal executive offices)	(Zip Code)
0086-755-86656426
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

As of August 16, 2010, 47,930,071 shares of common stock, par value $.001 per share, were outstanding, of which 34,040,071 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.
FORM 10-Q
CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2010 (unaudited) and
	March 31, 2010	3

	Statements of Operations (unaudited) for the three months
	ended June 30, 2010 and 2009	4

	Statements of Cash Flows (unaudited) for the three months
	ended June 30, 2010 and 2009	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 4.	Controls and Procedures	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

CERTIFICATIONS

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	As of
	June 30,	March 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	$560,258	$31,756
Accounts Receivable	32,373	-
GST Receivable	2,662	2,547
Inventory	154,476	81,490
Other Assets	8,470	5,227

Total Current Assets	758,239	121,020

Property and Equipment , net	43,044	21,015

Software Purchased	1,201,422	1,325,376
Organization Cost	49,387	54,482
Intangible Assets	2,258,774	-

Total Assets	$4,310,866	$1,521,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$2,854	$7,303
Deposit payable	2,208,852	-
Due to related parties	149,214	38,188

Total Liabilities	2,360,920	45,491

Commitments and Contingencies

Stockholders’ Equity

Common Stock, Unlimited shares authorized, without par value 34,830,071 and 33,190,071 shares issued and outstanding, respectively	2,754,907	1,999,139

Additional Paid-in Capital for Stock Options	24,836	24,836
Deficit Accumulated	(934,818)	(739,448)
Accumulated Other Comprehensive Income (Loss)	105,021	191,875
Total Stockholders’ Equity	1,949,946	1,476,402

Total Liabilities and Stockholders’ Equity	$4,310,866	$1,521,893

See Notes to Financial Statements

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three Months	Three Months

	Ended	Ended
	June 30,	June 30,
	2010	2009
Revenue	$27,335	$5,670
Cost of Sales	12,556	2,122
Gross profit	14,779	3,548

Expenses
Advertising and promotion	-	4,158
Amortization	69,743	1,311
Automobile	-	-
Commission	38,900	30,630
Dues	-	54
General and administrative	20,745	6,516
Insurance	1,532	-
Licence	-	-
Payroll	49,810	14,484
Stock-based Compensation	-
Professional fees	3,841	19,035
Rent	7,204	5,577
Research and Development	-	-
Repair and Maintenance	584	-
Travel	11,208	2,597
Total Expenses	203,567	84,362

Other Income (Expenses)
Interest Income	-
Rental Income	-	2,827
Customer Rebate	8	3,038
Exchange Loss	(5,898)	(7,322)
Interest Expense	(692)	(381)
Total Other Income (Expense)	(6,582)	(1,838)

Net (Loss) Before Income Tax Expense	(195,370)	(82,652)

Income Tax Expense, Net of Income Tax Benefit

Net Loss	(195,370)	(82,652)

Other Comprehensive Income
Foreign Currency Translation Adjustment	(86,854)	110,087

Comprehensive Income	$(282,224)	$27,435

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding	33,418,960	28,957,266

See Notes to Financial Statements

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net loss	$(195,370)	(82,652)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	69,879	1,311
Stock-Based Compensation

Changes in operating assets and liabilities:
Accounts Receivable	(32,373)
Prepaid expenses and deposits	(3,243)
GST Receivable	(115)	532
Inventory	(72,986)	1,921
Accounts Payable	(4,449)	1,567
Deposit Payable	2,208,852	-
Due to related parties	111,026	(1,169)

Net Cash (Used for) by Operating Activities	2,081,221	(78,490)

Cash flows from investing activities

Purchase of equipment and furniture	(86,813)
Long term investment
Acquisition of good will	(2,134,820)
Incorporation costs		(26,643)

Net Cash (Used for) Provided by Investing Activities	(2,221,633)	(26,643)

Cash flows from financing activities

Proceeds from related party
Issuance of Common stock	755,768	357,649

Net Cash Provided by Financing Activities	755,768	357,649

Effect of exchange rate changes on cash	(86,854)	17,353

Increase (Decrease) In Cash	528,502	269,869

Cash – Beginning of Period	31,756	28,470

Cash – End of Period	$560,258	298,339

Supplemental Schedule of Cash Flows Disclosures		-
Interest paid	$(692)
Income taxes paid	$

Supplemental Schedule of Non-Cash Flows Activities
Stock-based Compensation, Stock Options Issued	$-	131,440

See Notes to Financial Statements

ANV Security Group, Inc.
Notes to Consolidated Financial Statements
June 30, 2010

Note 1. Organization and Summary of Significant Accounting Policies

Organization

ANV Security Group inc. (the “Company”) was incorporated in British Columbia, Canada on December 18, 2006. and changed its name from Canada ANV Systems Inc. The Company owns 100 % of ANV Video Alarm Service Inc. which was incorporated in British Columbia, Canada on May 30, 2008 and ANV Security Group ( Asia) Co. Limited, incorporated in December 2009 under the laws of the Hong Kong Special Administrative Region (“Hong Kong”). Effective June 1, 2010 ANV Security Group ( Asia) Co. Limited, has a wholly owned subsidiary, Flybit International Limited, which was incorporated in August 15, 2008 in Hong Kong.

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

These consolidated financial statements include the accounts of ANV Security Group Inc. and its wholly-owned subsidiaries, ANV Video Alarm Service Inc in Canada and ANV Security Group (Asia) Co., Limited. ANV Security Group (Asia) Co., Limited has its wholly-owned subsidiary, Flybit International Limited.. All intercompany accounts and transactions have been eliminated in consolidation.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2010, the Company’s component of comprehensive income consisted of foreign currency translation adjustments and profit margin.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Canada. The Company has not experienced any losses in such bank accounts through June 30, 2010. At June 30, our bank deposits were as follows:

	June 30,	March 31,
COUNTRY	2010	2010
Canada	$524,848	$31,756
China	35,410	-0-
Total cash and cash equivalents	$560,258	$31,756

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

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of June 30, 2010, the Company had a GST tax receivable of $2,662.

k)	Advances to Suppliers

Advances to suppliers included in other assets represent the cash paid in advance for purchasing of inventory items from Suppliers and the amount as of June 30, 2010 was none.

l)	Property and Equipment

Property and equipment consists of furniture, office equipment, computer equipment/software and leasehold improvement, is recorded at cost. The property and equipment other than leasehold improvement is depreciated on a straight line basis over an estimated useful life of three years. Leasehold improvement is depreciated on a straight line basis over the lease period of ten years.

m)	Intangible Assets

Intangible assets consist of two parts. The first is a surveillance recording system, surveillance software, technical know-how and non-compete agreements, developed by Jiwei Zhang, Xianbo Fu, Kewei Feng, Mingyue Fan (all individuals), acquired originally by Landmark Enterprise Group Inc.(“Landmark”) , a related party, and subsequently sold to the Company in exchange for common shares. The value of intangible assets acquired from Landmark was established by an independent valuation report. The second part is incorporation cost of Shell Company purchasing. Intangible assets are depreciated on a straight line basis over an estimated useful life of five years.

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

q)	Foreign Currency Translation

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

r)	Basic and Diluted Net Income (Loss) Per Share

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at June 30, 2010 include the following:

	June 30,	March 31,
	2010	2010
Options	140,000	140,000
Warrants	-0-	-0-
	140,000	140,000

s)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company provides its officers, consultants, and directors stock options to purchase common stock of the Company on a discretionary basis. Generally, options are granted at exercise prices not less than the fair market value at the date of grant. As of June 30, 2010, the Company has granted 140,000 shares stock options to its director, consultant and top manager and the fair market value is $24,836.

t)	Recent Accounting Pronouncements

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Note 2. Accounts Receivable

Accounts receivable as of June 30, 2010 consists of $32,373 of trade receivable for ANV Video Alarm Service Inc. ANV Security Group (Asia) Co., Limited has no accounts receivable as at June 30, 2010.

Note 3. Inventory

At June 30 and March 31, 2010, inventories consisted of:

	June 30,	March 31,
	2010	2010
Parts	$-0-	$-0-
Finished goods	154,476	81,490
	154,476	81,490
Less: Reserve for slow moving inventory	-0-	-0-
	$154,476	$81,490

Note 4. Other Assets

Other assets consist of rental deposit of $8,470 as at June 30 and $5,227 as at March 31, 2010, respectively.

Note 5. Property and Equipment

Fixed assets are summarized by classifications as follows:

			June 30, 2010	March 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value

Furniture and equipment	$28,628	$5,744	$22,884	$1,599
Computer equipment	7,969	5,417	2,552	3,347
Customer software	596	519	77	132
Leasehold Improvement	20,709	3,178	17,531	15,937
	$57,902	$14,858	$43,044	$21,015

The furniture, equipment and software are depreciated on a straight line basis over an estimated useful life of three years. Leasehold improvement is depreciated on a straight line basis over the lease period of ten years.

Note 6. Intangible Assets

Intangible assets are summarized by classifications as follows:

			June 30, 2010	March 31, 2010
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
Research & Development	$1,264,655	$63,233	$1,201,422	$1,325,376
Incorporation Cost	51,986	2,599	49,387	54,482
Goodwill	2,258,774	0	2,258,774
	$3,575,415	$65,832	$3,509,583	$1,379,858

Intangible assets are depreciated on a straight line basis over an estimated useful life of five years.

Note 7. Accounts Payable

As at June 30, 2010 accounts payable amounted $2,211,706 consisted of vacation payable of $1,733, PST payable of $125, customer deposit of $996 and advanced share acquisition deposit of 2,208,852. As at March 31, 2010, accounts payable amounted $7,303 consists of amounts owing to Visa $5,487 and government agency payable $1,816, respectively.

Note 8. Related Party Transactions

Amounts owing to the related parties of the shareholders amounted $149,214 as at June 30 and $38,188 as at March 31, 2010, respectively.

Note 9. Capital Stock

The company is authorized to issue unlimited shares of common stocks – Class A and Class B, no par value share. As of June 30 and March 31, 2010, the amount of voting common shares issued and outstanding are 34,830,071 and 33,190,071, respectively.

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

Note 10. Foreign Currency Translation

Accounting for Canada ANV System Inc. and its subsidiary is conducted in Canadian currency. It converts figures on a period basis in accordance with FASB # 52. The functional currency is in Canadian currency. The Companies balance sheet as of June 30, 2010 was translated at three months ended rate of 0.9393 (Canadian currency to US currency) and 0.1285 (Hong Kong currency to US currency) for the two subsidiaries, respectively. Statements of operations were reported on the weighted average for the three months ended June 30, 2010 as required by FASB # 52 at the rate of 0.9725 (Canadian currency to US currency) and 0.1287 (Hong Kong currency to US currency) for the two subsidiaries, respectively. Statement of cash flows were reported on the weighted average for the three months ended June 30, 2010 as required by FASB # 52 at the rate of 0.9725 (Canadian currency to US currency) and 0.1284 (Hong Kong currency to US currency) for the two subsidiaries, respectively.

Note 11. Commitments and Contingencies

11.1 Lease Commitments

Company leases its office space and laboratory facility in Richmond, British Columbia which starts on April 1, 2010 and expires on March 31, 2013. Its total monthly minimum rental fee is $ 3,285.

11.2 Litigation

As per the Company, as of June 30, 2010, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANV.

Note 12 Acquisitions

On June 1 2010 ANV Security Group (Asia) Co., Limited, acquired 100% shares of Flybit International Ltd.

In January 2010, Company has established ANV Security Group (Asia) Co. Ltd. a Hong Kong Company (“ ANV Asia”) as a wholly- owned subsidiary of the registrant for the purpose of acquiring operating companies in China. ANV Asia has no operation to this date.

On January 19, 2010, Mr. Wilson Wang acting as legal representative of ANV Security Group ( Asia) Co. Ltd. entered into an agreement (the “Flybit Agreement”) to acquire all of the issued and outstanding stock of Flybit International, Ltd., a Hong Kong corporation, from its sole owner Zhaohui Zeng for three million shares of the Company’s common stock and $720,000 in cash. The closing under the Flybit Agreement was held on February 1, 2010 with effective date of June 1, 2010. Flybit is in developing and marketing mobile video security system used on vehicles and it is a certified OEM manufacturer for Panasonic in mobile video systems.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter FY 2011 v First Quarter FY 2010

Revenues.  We had revenues of $27,335 in the first three months of FY 2011 and revenues of $5,670 for the first three months of FY 2010 as the earlier protion of FY 2010 was devoted to product design and establishing a business model in Canada.  The results in the 2011 FY, particularly in the first quarter, as described below, reflect management’s decision to concentrate on the Company’s efforts to enter the larger Chinese market rather than pursue further development of the Canadian market. Management believes that the Chinese market, which is much larger than the Canadian market will enable the Company to enjoy greater revenues in the future. As reported on a Current Report on Form 8-K, filed February 5, 2010, we have made several acquisitions to facilitate our entry into the Chinese market. Although we reported those acquisitions in February, principally due to the need for the completion of government approval processes in China, the acquisitions could not be completed until June 2010. We are in the early stages of developing the Chinese market we expect that revenues and results will fluctuate from quarter to quarter.  We anticipate opening retail stress in China during calendar 2010. The costs of opening a Company operated store include inventory, real estate costs, employee expense and promotional expenses such as advertising. The costs to open a Company owned in China are anticipated to be approximately $10,000 per retail store.  The size and scope of each of these programs will be governed by management’s assessment of the Company’s capital resources and can not be specified at this time.

Cost of Sales; Gross Profit.  Our cost of sales in the first three months of FY 2011 was $12,556, yielding a gross profit of $14,779 or 54.1 of sales.  Our cost of sales in the first three months of FY 2010 was $2,122, yielding a gross profit of $3,548 or 62.6% of sales.  Both of these results and ratios are from an early stage operation and management does not believe that significant conclusions should be drawn from these limited results.

Operating Expenses

Operating expenses increased to $203,567 in the first three months of FY 2011 compared to $84,362 in the first three months of FY 2010 as increases were incurred in every category due to the large scale operations in China which are included for a portion of the First Quarter of FY 2011. Again, as the operations are in an early stage, especially in China, management would caution against drawing any significant conclusions from these limited results.

Net Loss; Comprehensive Loss

Our net loss and comprehensive loss consists of two parts: net operating gain (loss) and foreign currency translation adjustments. Because all our transactions are recorded in Canadian dollars or Chinese RMB, we need to exchange them into US dollar using the exchange rate for different period when we release the financial statements to the public. If the exchange rate fluctuates and if we have a large balance of assets, liabilities or equity, the foreign currency translation adjustment will be large.

For the three months ended June 30, 2010, the net loss was $(195,370), and foreign currency translation adjustment loss was $(86,854), so the comprehensive loss was $(202,224). (Because we have substantial intangible assets the foreign transaction adjustment was large). For the three months ended June 30, 2010, the net loss was $(82,652) but foreign currency translation adjustment gain was $110,087 so the comprehensive income was $27,435 (Because we have substantial intangible assets the foreign transaction adjustment was large)

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for the three-month period ended June 30, 2010 totaled $2,081,221.

Net Cash flows used for investing activities in the three months ended June 30, 2010 totaled $(2,221, 633).

Net cash provided by financing activities, the sale of our stock, was $755,768 for the three months ended June 30, 2010.

The Company has limited cash resources and intends to continue to raise additional capital through the issuance of debt or equity in order to expand operations. The Company has entered into a letter agreement with an investment banking group to raise funds to allow the Company to expand its operations in China.  The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to delay or limit the expansion of its Chinese operations.

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

Reports on Form 8-K filed July 29, 2010 including items 3.02 and 9.01t.

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

August 16, 2010