Form 10-Q
period 2010-09-30
ANV SECURITY GROUP INC.
filed 2010-11-19
CIK 353681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

ANV SECURITY GROUP, INC.
FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

		As of
		September 30,	March 31,
	Notes	2010	2010
		(Unaudited)	(Audited)
ASSETS

Current Assets

Cash	Note 1-g	$5,682,077	$31,756
Accounts Receivable	Note 2	2,376,498	-
Stock Subscription Receivable		6,250,000
GST Receivable	Note 1-j	5,827	2,547
Inventory	Note 3	3,938,035	81,490
Advances to suppliers	Note 1-k	609,386
Other Assets	Note 4	8,763	5,227

Total Current Assets		18,870,586	121,020

Property and Equipment , net	Note 5	577,230	21,015

Intangible Assets	Note 6	1,352,887	1,379,858

Goodwill	Note 6	6,274,630

Deferred Tax Assets	Note 6	656,146

Total Assets		$27,731,479	$1,521,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	Note 7	$4,466,192	$7,303
Income Tax Payable	Note 8	12,787
Due to related parties	Note 9	13,663,151	38,188

Total Liabilities		18,142,130	45,491

Commitments and Contingencies	Note 12

Stockholders’ Equity

Common Stock, Unlimited shares authorized, without par value 51,130,071 and 33,190,071 shares issued and outstanding, respectively	Note 10	10,904,907	1,999,139

Additional Paid-in Capital for Stock Options		24,836	24,836

Deficit Accumulated		(1,542,022)	(739,448)

Accumulated Other Comprehensive Income (Loss)		201,628	191,875

Total Stockholders’ Equity		9,589,349	1,476,402

Total Liabilities and Stockholders’ Equity		$27,731,479	$1,521,893

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

		Three Months	Three Months	Six Months	Six Months
		Ended	Ended	Ended	Ended
		September 30,	September 30,	September 30,	September 30,
	Notes	2010	2009	2010	2009
Revenue	Note 1-p	$108,620	$5,429	$135,955	$11,099
Cost of Sales		97,325	1,353	109,881	3,475
Gross profit		11,295	4,076	26,074	7,624

Expenses
Advertising and promotion	Not 1-v	13,399	8,770	13,399	12,928
Amortization		70,190	1,503	139,933	2,814
Automobile		-	194	-	194
Commission		-	322	38,900	30,952
Dues		-	111	-	165
General and administrative		59,468	6,522	80,213	13,038
Insurance		-		1,532
Licence		291	-	291	-
Payroll		43,501	40,750	93,311	55,234
Professional fees		434,890	2,732	438,731	21,767
Rent		9,337	6,191	16,541	11,768
Repair and Maintenance		-	-	584	-
Travel		1,760	8,492	12,968	11,089
Total Expenses		632,836	75,587	836,403	159,949

Other Income (Expenses)
Interest Income		156	-	156	-
Rental Income		-	-	-	2,827
Customer Rebate		-	935	8	3,973
Exchange Gain (Loss)		13,891	(6,610)	6,620	(13,932)
Interest Expense		(1,147)	(586)	(1,839)	(967)
Total Other Income (Expense)		12,900	(6,261)	4,945	(8,099)

Net (Loss) Before Income Tax Expense		(608,641)	(77,772)	(805,384)	(160,424)

Income Tax Expense, Net of Income Tax Benefit	Note 8			2,811

Net Loss		(608,641)	(77,772)	(802,573)	(160,424)

Other Comprehensive Income
Foreign Currency Translation Adjustment	Note 12	95,234	162,711	9,753	272,798

Comprehensive Income		$(513,407)	$84,939	$(792,820)	$112,374

Net Loss Per Share – Basic and Diluted	Note 1-r	(0.01)	(0.01)	(0.02)	0.00

Weighted Average Shares Outstanding		50,251,995	28,957,266	41,843,258	31,121,916

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net loss	$(802,573)	$(160,423)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization	140,493	3,019
Foreign Currency Exchange Loss	15,514
Stock-Based Compensation	-
	-
Changes in operating assets and liabilities:	-
Prepaid expenses and deposits	(6,443)	-
GST Receivable	(3,312)	1,055
Inventory	(111,704)	(2,596)
Accounts Payable	(27,712)	4,174
Due to related parties	3,915,892	(145,832)

Net Cash (Used for) by Operating Activities	3,120,155	(300,603)

Cash flows from investing activities

Purchase of equipment and furniture	(23,701)	(847)
Long Term Investment	(720,524)
Capitalized software development costs	-	(39,325)
Incorporation costs	-	(29,237)

Net Cash (Used for) Provided by Investing Activities	(744,225)	(69,409)

Cash flows from financing activities

Proceeds from related party	72,919	143,137
Issuance of Common stock	3,155,768	357,649

Net Cash Provided by Financing Activities	3,228,687	500,786

Effect of exchange rate changes on cash	28,906	49,811

Increase (Decrease) In Cash	5,633,523	180,585

Cash – Beginning of Period	48,554	28,470

Cash – End of Period	$5,682,077	$209,055

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$(1,147)	$-
Income taxes paid	$	$

Supplemental Schedule of Non-Cash Flows Activities
Stock-based Compensation, Stock Options Issued	$-	$131,440

(The accompanying notes are in an integral part of these financial statements)

ANV Security Group, Inc.
Notes to Consolidated Financial Statements
September 30, 2010

Note 1. Organization and Summary of Significant Accounting Policies
Organization

ANV Security Group Inc.  (“ANVS”)   was incorporated under the laws of the State of Nevada on May 29, 1981. The company went dormant in 1992 and did not have any operations for many years until we acquired all of the shares of Canada ANV Systems, Inc., a British Columbia corporation in June 2009 and changed our name to ANV Security Group, Inc.  The company plan is to become a fully integrated developer, designer, manufacturer, marketer, installer and servicer of web based security systems for residential, commercial and government customers operating in the Peoples Republic of China, Canada and the United States of America, Also the Company offers a wide range of video cameras powered by the next generation H.264 video technologies and our patent pending USCI8.com services platforms.  We are currently headquartered in Shenzhen, China.

Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)	Principles of Consolidation

These consolidated financial statements include the accounts of ANV Security Group Inc. and its wholly-owned subsidiaries, ANV Video Alarm Service Inc which was incorporated in British Columbia, Canada on May 30, 2008, ANV Security Group (Asia) Co., Limited which was incorporated in December 2009, and ANV Security Group Technology (Taian) Co., Ltd. which was incorporated in August 2010.  ANV Security Group (Asia) Co., Limited has its wholly-owned subsidiary, Flybit International Limited which was incorporated under the laws of the Hong Kong Special Administrative Region on August 15, 2008, and ANV Security Technology (China) Co., Ltd. which was incorporated on October 18, 2007 with former name of Shenzhen Angesi Technology Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010, the Company’s component of comprehensive income consisted of foreign currency translation adjustments and profit margin.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Canada.  The Company has not experienced any losses in such bank accounts through September 30, 2010. At September 30, our bank deposits were as follows:
	September 30,	March 31,
COUNTRY	2010	2010
Canada	$449,612	$31,756
Asia	5,232,465	-0-
Total cash and cash equivalents	$5,682,077	$31,756
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

j)    GST Receivable

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of September 30, 2010, the Company had a GST tax receivable of $5,827.

k)   Advances to Suppliers

Advances to suppliers included in other assets represent the cash paid in advance for purchasing of inventory items from Suppliers and the amount as of September 30, 2010 was $609,386.

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

m)  Intangible Assets

The Company adopted the provisions of ASC Topic 350 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), according to which goodwill and indefinite lived intangible assets are not amortized, but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist. The Company has performed the requisite annual transitional impairment tests on intangible assets and made the impairment adjustments as necessary.

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

o)	Financial Instruments and Fair Value Measures

In April 2009, the FASB issued FASB ASC 825-10-50 and FASB ASC 270 (“FSP 107-1 AND APB 28-1 Interim Disclosures About Fair Value Of Financial Instruments”), which increases the frequency of fair value disclosures to a quarterly basis instead of on an annual basis.  The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value.  FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual periods ending after June 15, 2009.  The adoption of FASB ASC 825-10-50 and FASB ASC 270 did not have a material impact on results of operations, cash flows, or financial position.

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

r)	Basic and Diluted Net Income (Loss) Per Share

Earnings per share is computed in accordance with the provisions of Financial Accounting Standards (FASB) Accounting Standards Codification (ASC) Topic 260 (SFAS No.  128, “Earnings Per Share”).  Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, as adjusted for the dilutive effect of the Company's outstanding convertible preferred shares using the “if converted” method and dilutive potential common shares.  Potentially dilutive securities include warrants, convertible preferred stock, restricted shares, and contingently issuable shares.

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company's common stock equivalents at September 30, 2010 include the following:

	September 30,	March 31,
	2010	2010
Options	140,000	140,000
Warrants	-0-	-0-
	140,000	140,000

s)	Stock-based Compensation

We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505 (“ASC 505”).  ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

As of September 30, 2010, the Company has granted 140,000 shares stock options to its director, consultant and top manager and the fair market value is $24,836.

t)	Recent Accounting Pronouncements

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Note 2.  Accounts Receivable

Accounts receivable $2,376,498 as of September 30, 2010 consists of $22,544 of trade receivable of ANV Video Alarm Service Inc. $75,897 of ANV Security Group Technology (Taian) Co., Ltd, and $2,278,057 of ANV Security Group (Asia) Co., Limited.

Note 3.  Inventory

At September 30 and March 31, 2010, inventories consisted of:
Subsidiaries	September 30,	March 31,
	2010	2010
ANV Video Alarm Service Inc.	$107,290	$81,490
ANV Security Group Technology (Taian) Co., Ltd	144,878
ANV Security Group (Asia) Co., Limited	3,685,867
	3,938,035	81,490
Less: Reserve for slow moving inventory	-0-	-0-
	$3,938,035	$81,490

Note 4.  Other Assets

Other assets $8,763 consist of rental deposit of $8,763 as at September 30 of ANV Video Alarm Service Inc.

Note 5.  Property and Equipment

       Fixed assets are summarized by classifications as follows:

	Cost	Accumulated Amortization	September 30, 2010 Net Carrying Value	March 31, 2010 Net Carrying Value
Furniture and equipment	$1,212,881	$660,953	$551,929	$1,599
Computer equipment	13,863	6,215	7,648	3,347
Customer software	616	565	51	132
Leasehold Improvement	21,426	3,824	17,602	15,937
	$1,248,786	$671,556	$577,230	$21,015

The furniture, equipment and software are depreciated on a straight line basis over an estimated useful life of three years. Leasehold improvement is depreciated on a straight line basis over the lease period of ten years.

Note 6. Intangible Assets

Intangible assets are summarized by classifications as follows:

	Cost	Accumulated Amortization	September 30, 2010 Net Carrying Value	March 31, 2010 Net Carrying Value
Research & Development-capitalized	$1,320,901	$133,495	$1,187,407	$1,325,376
Incorporation Cost	53,785	5,378	48,406	54,482
Goodwill	6,274,629	0	6,274,629	-0-
Long-term deferred expense	214,484	97,410	117,074	-0-
Deferred Tax Assets	656,146	0	656,146	-0-
	$8,519,945	$236,283	$8,283,662	$1,379,858

Intangible assets are depreciated on a straight line basis over an estimated useful life of five years.

Note 7. Accounts Payable

As at September 30, 2010 accounts payable amounted $4,466,192 consisted of trade payable of $3,817,267, and customer deposit of $648,925. As at March 31, 2010, accounts payable amounted $7,303 consists of amounts owing to Visa $5,487 and government agency payable $1,816, respectively.

Note 8. Income Tax Payable

Income tax payable amounted $12,787 is the accrued income tax expenses to China Revenue Agency for the year of 2010 by the subsidiary.

Note 9. Related Party Transactions

Amounts owing to the related parties of the shareholders amounted $13,663,151 as at September 30 and $38,188 as at March 31, 2010, respectively.

Note 10. Capital Stock

The company is authorized to issue unlimited shares of common stocks – Class A and Class B, no par value share. As of September 30 and March 31, 2010, the amount of voting common shares issued and outstanding are 51,130,071 and 33,190,071, respectively.

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

Note 11. Foreign Currency Translation

Accounting for Canada ANV System Inc. and its subsidiary is conducted in Canadian currency. It converts figures on a period basis in accordance with FASB # 52.  The functional currency is in Canadian currency.  The Companies balance sheet as of September 30, 2010 was translated at six months ended rate of 0.9718 (Canadian currency to US currency), 0.1492 (China currency to US currency), and 0.1289 (Hong Kong currency to US currency) for the there subsidiaries, respectively.  Statements of operations were reported on the weighted average for the three months ended September 30, 2010 as required by FASB # 52 at the rate of 0.9620 (Canadian currency to US currency), 0.1478 (China currency to US currency), and 0.1287 (Hong Kong currency to US currency) for the three subsidiaries, respectively. Statement of cash flows were reported on the weighted average for the six months ended September 30, 2010 as required by FASB # 52 at the rate of 0.9672 (Canadian currency to US currency), 0.1289 (China currency to US currency), and 0.1284 (Hong Kong currency to US currency)  for the three subsidiaries, respectively.

Note 12. Commitments and Contingencies

12.1 Lease Commitments

Company leases its North American office space and laboratory facility in Richmond, British Columbia which starts on April 1, 2010 and expires on March 31, 2013. Its total monthly minimum rental fee is $ 3,285.

The company leases its headquarter office in Shenzhen, China which starts on April 1, 2010 and expires on march 31, 2019. Its total monthly rental fee is RMB 25,400.

12.2  Litigation

As per the Company, as of September 30, 2010, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANV.

Note 13 Acquisitions

On June 1 2010 ANV Security Group (Asia) Co., Limited, acquired 100% shares of Flybit International Ltd.

In January 2010, Company has established ANV Security Group (Asia) Co. Ltd. a Hong Kong Company (“ ANV Asia”) as a wholly- owned subsidiary of the registrant for the purpose of acquiring operating companies in China. ANV Asia has no operation to this date.

On January 19, 2010, Mr. Wilson Wang acting as legal representative of ANV Security Group ( Asia) Co. Ltd. entered into an agreement (the “Flybit Agreement”) to acquire all of the issued and outstanding stock of Flybit International, Ltd., a Hong Kong corporation, from its sole owner Zhaohui Zeng for three million shares of the Company’s common stock and $720,000 in cash. The closing under the Flybit Agreement was held on February 1, 2010 with effective date of June 1, 2010. Flybit is in developing and marketing mobile video security system used on vehicles and it is a certified OEM manufacturer for Panasonic in mobile video systems. Now this acquisition had done. The Company intends to utilize the assets of these companies to expand its manufacturing base and increase its retail operations in China.

On December 24, 2009, the Company entered into an agreement (the “Angesi Agreement”) with the shareholders of Shenzhen Angesi Technology Co., Ltd (“Angesi”) to acquire 100 % equity ownership of Angesi   Angesi and its affiliates are in the business of developing, manufacturing and marketing video cameras throughout China.    The closing of the acquisition of Angesi has occurred on September 30, 2010 ..

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter FY 2011 v Second Quarter FY 2010

Revenues.  We had revenue of $108,620 in the second quarter of FY 2011 and revenues of $5,429 for the second quarter of FY 2010 as the earlier portion of FY 2010 was devoted to product design and establishing a business model in Canada.  The results in the 2011 FY, particularly in the second quarter, as described below, reflect management’s decision to concentrate on the Company’s efforts to enter the larger Chinese market rather than pursue further development of the Canadian market. Management believes that the Chinese market, which is much larger than the Canadian market will enable the Company to enjoy greater revenues in the future. As reported on a Current Report on Form 8-K, filed February 5, 2010, we have made several acquisitions to facilitate our entry into the Chinese market. Although we reported those acquisitions in February, principally due to the need for the completion of government approval processes in China, the acquisitions could not be completed until June and September 2010.  We are in the early stages of developing the Chinese market we expect that revenues and results will fluctuate from quarter to quarter.  We anticipate opening retail stores in China during calendar 2010 although this portion of our strategy may be delayed. The costs of opening a Company operated store include inventory, real estate costs, employee expense and promotional expenses such as advertising. The costs to open a Company owned in China are anticipated to be approximately $10,000 per retail store.  The size and scope of each of these programs will be governed by management’s assessment of the Company’s capital resources and cannot be specified at this time.  Due to our change in strategy and emphasis in 2011, comparisons between FY 2010 periods and the corresponding period in FY 2011 are not necessarily meaningful.

 Cost of Sales; Gross Profit.  Our cost of sales in the second quarter of FY 2011 was $97,235, yielding a gross profit of $11,295 or 10.5% of sales.  Our cost of sales in the second quarter of FY 2010 was $1,353, yielding a gross profit of $4,076 or 75.1% of sales.  Both of these results and ratios are from an early stage operation and management does not believe that significant conclusions should be drawn from these limited results.

Operating Expenses

Operating expenses increased to $632,836 in the second quarter of FY 2011 compared to $75,587 in comparable period in FY 2010 as increases were incurred in every category due to the large scale operations in China which are included for the second quarter of FY 2011. Again, as the operations are in an early stage, especially in China, management would caution against drawing any significant conclusions from these limited results.

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

For the three months ended September 30, 2010, the net loss was $(608,841), and foreign currency translation adjustment gain was $95,234, so the comprehensive loss was $(513,407). (Because we have substantial intangible assets the foreign transaction adjustment was large). For the three months ended September 30, 2009, the net loss was $(77,772) but foreign currency translation adjustment gain was $162,711 so the comprehensive income was $84,939 (Because we have substantial intangible assets the foreign transaction adjustment was large)

First Two Quarters FY 2011 v First Two Quarters FY 2010

Revenue.  We had revenue of $135,955 in the first two quarters of FY 2011 and revenues of $11,099 for the first two quarters of FY 2010 as the earlier portion of FY 2010 was devoted to product design and establishing a business model in Canada.  The results in the 2011 FY, particularly in the second quarter, as described above, reflect management’s decision to concentrate on the Company’s efforts to enter the larger Chinese market rather than pursue further development of the Canadian market. Management believes that the Chinese market, which is much larger than the Canadian market will enable the Company to enjoy greater revenues in the future. As reported on a Current Report on Form 8-K, filed February 5, 2010, we have made several acquisitions to facilitate our entry into the Chinese market. Although we reported those acquisitions in February, principally due to the need for the completion of government approval processes in China, the acquisitions could not be completed until June 2010.  We are in the early stages of developing the Chinese market we expect that revenues and results will fluctuate from quarter to quarter.  We anticipate opening retail stores in China during calendar 2010 although this portion of our strategy may be delayed. The costs of opening a Company operated store include inventory, real estate costs, employee expense and promotional expenses such as advertising. The costs to open a Company owned in China are anticipated to be approximately $10,000 per retail store.  The size and scope of each of these programs will be governed by management’s assessment of the Company’s capital resources and cannot be specified at this time.  Due to our change in strategy and emphasis in 2011, comparisons between FY 2010 periods and the corresponding period in FY 2011 are not necessarily meaningful.

 Cost of Sales; Gross Profit.  Our cost of sales in the first two quarters of FY 2011 was $109,881, yielding a gross profit of $26,074 or 19.2% of sales.  Our cost of sales in the first two quarters of FY 2010 was $3,475, yielding a gross profit of $7,624 or 68.7% of sales.  Both of these results and ratios are from an early stage operation and management does not believe that significant conclusions should be drawn from these limited results.

Operating Expenses

Operating expenses increased to $836,403 in the first two quarters of FY 2011 compared to $159,949 in comparable period in FY 2010 as increases were incurred in every category due to the large scale operations in China which are included for the second quarter of FY 2011. Again, as the operations are in an early stage, especially in China, management would caution against drawing any significant conclusions from these limited results.

Net Loss; Comprehensive Loss

Our net loss and comprehensive loss consists of two parts: net operating gain (loss) and foreign currency translation adjustments. Because all our transactions are recorded in Canadian dollars or Chinese RMB, we need to exchange them into US dollar using the exchange rate for different period when we release the financial statements to the public. If the exchange rate fluctuates and if we have a large balance of assets, liabilities or equity, our foreign currency translation adjustment will be large.

For the six months ended September 30, 2010, the net loss was $(802,573), and foreign currency translation adjustment gain was $9,753, so the comprehensive loss was $(792,820). (Foreign currency did not fluctuate greatly during the period.) For the six months ended September 30, 2009, the net loss was $(160,424) but foreign currency translation adjustment gain was $272,798 so the comprehensive income was $112,374 (Because we have substantial intangible assets the foreign transaction adjustment was large)

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows provided by operating activities for the three-month period ended September 30, 2010 totaled $3,120,155.

Net Cash flows used for investing activities in the three months ended September 30, 2010 totaled $(744,255).

Net cash provided by financing activities, the sale of our stock, was $3,228,687 for the three months ended September 30, 2010.

The Company has significant cash resources but intends to continue to raise additional capital through the issuance of debt or equity in order to expand operations. The Company has entered into a letter agreement with an investment banking group to raise funds to allow the Company to expand its operations in China.  The availability of cash through such resources is not assured and if the Company is not able to raise enough cash, the Company might be forced to delay or limit the expansion of its Chinese operations.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Report on Form 8-K filed July 29, 2010 including items 3.02 and 9.01.

Report on Form 8-K (A-1) filed September 15, 2010 including items 1.01 and 9.

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

November 17, 2010