Form 10-KT
period 2010-12-31
ANV SECURITY GROUP INC.
filed 2011-03-31
CIK 353681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/T

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
or
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from April 1, 2010 to December 31, 2010

Commission File No.: 000-53802

ANV Security Group, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-3089537
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

8th Floor, Block B, R&D Building, Tsinghua Hi-Tech Park, North Area of Shenzhen Hi-Tech & Industrial Park, Nanshan District, Shenzhen, China 518057

(Address of Principal Executive Offices)

0086-755-8665-6436
(Registrant’s telephone number, including area code)
2105 - 11871 Horseshoe Way, Richmond, BC, Canada V7A 5H5	V7A 5H5
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

   Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2010:  $ 2,091,882.

The number of shares of the registrant’s common stock outstanding as of December 31, 2010:  66,130,071.

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

EXPLANATORY NOTE

In February 2011 we filed a Current Report on Form 8-K to change our fiscal year end from March 31 to December 31 as the new fiscal year end is consistent with the fiscal year of our most significant subsidiaries.  Accordingly, we are filing this transitional report as required under Release Number 33-6283.

PART I

References to “us”, “we” and “our” in this report refer to ANV Security Group, Inc together with our subsidiaries.

ITEM 1.  BUSINESS.

General Development of Business

Overview of Our Business

In 2010, our business has experienced an exceptional growth through a series of acquisitions in China and  has been successfully transformed from a start-up company into a leading video surveillance system and  solution provider. We are primarily engaged, through our Chinese subsidiaries, in the developing,   manufacturing and marketing of video surveillance products, systems and solutions,

A majority of our revenues are derived from the provision of advanced IP based video surveillance solutions to a wide range of customers worldwide.   Our sales network has been expanded significantly in 2010.  Our channel partner network enables our product to be distributed over 50 countries worldwide. Our subsidiaries in China collectively have more than 13 branch offices and cover most of China’s populated areas.

The size of our company is enlarged to be with more than 500 staff, 3 R&D centers and about 8000 square meter manufacturing base.

Our revenue is exploring a dramatic increase from $0.02 million for the fiscal year ended March 31, 2010 to $7.16 million for the nine months ended December 31, 2010, which is primarily contributed from two closed acquisitions in Q4.  The company has successfully raised $6.7 million in Q2 used for expanding and acquisition.  By December 31, 2010, we have assets of $22 million.

We strive to provide customer-driven, leading-edge solutions to our customers and actively pursue acquisition prospects and other strategic opportunities.
Organizational History

We were originally called “B.G. S. Energy, Inc.” and were incorporated under the laws of the State of Nevada on May 29, 1981. We were organized to engage in, alone or in conjunction with others, the exploration for, and where warranted, the development of oil, gas and mineral properties, the sale of oil, gas and mineral related leases. We became public in 1981 in a best efforts public offering and thereafter operated various oil and gas properties.  We owned various oil and gas leases in Utah, Oklahoma, Kentucky, Texas and other states from time to time in 80’s.  In 1988 we changed our name to Dini Products Inc. and continued our oil and gas operations.  Our revenues decreased and in 1992 we became dormant and did not have any operations for many years until we acquired all of the shares of Canada ANV Systems, Inc., a British Columbia corporation (“CANV”) in June 2009 and changed our name to ANV Security Group, Inc.  In 2010, we finalized a series of acquisitions of video surveillance companies in China, and our business became the business of our indirect, wholly-owned Chinese subsidiaries.  We are currently headquartered in Shenzhen, China.

Business Segments

In fiscal year 2010, we restructure our business into the following segments in order to meet customers’ growing  demand and realign the management and operation procedures in eachtion segment:

The Product Segment  provides design, manufacture and sale of video surveillance products, including CCTV camera, digital video recorder, network camera and network video storage equipment; ( the “Product Segment”);

The Solution Segment provides design,  integration and sale of video surveillance system and software platform, including mobile video surveillance solution, video conferencing & surveillance solution, and all-IP surveillance solution; (the “Solution Segment”);

The Service Segment provides network based Video-Surveillance-as-a-Service (VSaaS); (the “Service Segment ”);

In 2010, the Product Segment contributes the major part of revenue. The Solution Segment and Service Segment are currently in the development stage, and the assets and operating results were not significant in 2010. However, we expect that Solution Segment will play an important role in both revenue generation and brand exposure in next couple of years.

Moreover, as the pioneer of VSaaS provider in Canada, we will continue to explore and invest into more opportunities in the Service Segment in next few years,  especially in China and North America – two of the largest surveillance market in the world.

Overall, combined three segments, we are able to provide our customers one-stop solution and service that is powered by the advanced video and network technology,  which we believe many of our competitors can not match.

The Video Surveillance Industry in General

According to markets report dated  December, 2010,  the increasing need for security is driving the growth of the global video surveillance market. The video surveillance market is expected to grow from $11.5 billion in 2008 to $37.7 billion in 2015 at a CAGR of 20.4% from 2010 to 2015.

Cameras, storage, servers, encoders, and software are the major components of a video surveillance system. The camera accounted for almost 47% of the total video surveillance market in 2008 and is expected to grow at a CAGR of 21.1% from 2010 to 2015.  The software market is expected to grow at the fastest rate with a CAGR of 21.7% from 2010 to 2015 owing to the introduction of video analytics which makes the video surveillance system intelligent.  The players of video surveillance market have together introduced the concept of cloud computing in this market. Video surveillance is starting to be offered as a service to the end users. The desired location is monitored with the help of cameras and the recordings are stored by the service providers which eliminates the need for storage at each site.

China, one of the fastest growing economies in the world, is one of the largest consumers in the surveillance global market. The government is the biggest push force to fuel the rapid growing of China market.  According to the latest approved “The 12th Five-Year Development Plan of Surveillance Industry (2011-2015)”,  the government is aiming at double the surveillance industry scale (including service segment) in next five year, to reach above $80 billion in 2015, surveillance service sector counts about twenty percent..

Management believes that the business strategy and segments placed in 2010 are  well positioned to participate in these trends.

Our Products & Services

We manufacture the key components of video surveillance products, and typically rely on our own factory to assemble the final products utilizing our technology. All of our final products are fully branded and developed independently. We also designs software and manufactures most of our hardware products independently. Our main products include embedded DVRs, mobile DVRs, CCTV cameras, and network cameras.

1.	Embedded DVRs

Our embedded DVR provides recording and compression functions. It has a pre-installed surveillance software system developed by us, upgradable hard drive, network server function, H.264 video compression, 4-36 signal input channels, and uses Microsoft’s Windows operating system. As compared to our standalone DVR, the embedded DVR has higher capacity to accommodate the recording functions for a greater number of cameras. The primary markets for these products are large projects and community security projects.

2.	Mobile DVRs

Our mobile DVR is smaller in size and has a maximum of 4 ports. The mobile DVR can be installed in a vehicle and enables recording of digital video images within the vehicle’s cabin. This product is easily installable, supports Global Positioning System/General Packet Radio Service, has 1 to 4 signal input channels, and has H.264 video compression. It can also be equipped with wireless transmission module ( WiFi/3G module), which allows the control center to supervise or monitoring each vehicle remotely, The primary markets for this product are the transportation industry and governmental agencies.

3.	Digital Cameras

Digital cameras can be easily installed in most locations on a customer’s site. The range of cameras that we produce and sell includes high-speed dome cameras, which can view 360 degrees, pan, zoom, and tilt, all at high speed, color Charge Coupled Device (CCD) cameras, indoor color CCD dome cameras, color/black and white CCD flying saucer cameras, infrared CCD multi-function cameras, mini-digital signal processing cameras, indoor stand-alone sphere CCD cameras, and network high-speed sphere CCD cameras.

4.	Network Cameras

Our network cameras are designed with our central management software through a built-in Web Server  that allows users to access surveillance video through local area networks (LAN) or wide area network (WAN). It is equipped with zoom lens, and  high-performance digital signal processing (DSP) cameras, embedded platforms, and digital decoder integrated.  It is suitable for large businesses, intelligent buildings, banking security, urban roads, airport, and railway stations.

5.	Intelligent Central Management Software Platforms

Our intelligent central management software platforms (ICMSP) are used for the management and integration of many kinds of video surveillance and security equipment.  It can be modified to meet the different customers’ needs. Combined ICMSP and hardware equipment (e.g. DVR, camera), we can provide the completed solution to different industry segments.  We plan to continue strengthening our software development platform with a more organic combination of hardware and software to achieve greater market success.

Customers

Our customer base is quite diversified and our revenue does not rely on a single customer or a certain group of customers.

Geographically, China is the most important market for us since about 70 percent revenue is generated from this country. Besides China, we have sold our products to more than 50 countries in past several years. We are going to further strengthern global sales network through both channel partners and our branch office and subsidiary company.

Our customers are primarily comprised of (1) governmental entities and their affiliates, such as municipalities, cities, provinces, customs agencies, courts, public security bureaus, and prisons; (2) non-profit organizations, including schools, museums, sports arenas, and libraries; and (3) commercial entities, such as airports, hotels, real estate, banks, mines, railways, supermarkets, and entertainment venues.

Patent Application

Our success depends, in part, on our ability to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely primarily on a combination of patents, trademarks and trade secrets, as well as employee and third-party confidentiality agreements, to safeguard our intellectual property.

As of December 31, 2010, we add 2 new patents and 6 software copyright.

We protect our trade secrets through confidentiality provisions of the employment contracts we enter into with our employees. In addition, our engineers are generally divided into different project groups, each of which generally handles only a portion of the project. As a result, no one engineer generally has access to the entire design process and documentation for a particular product.

We cannot give any assurance that the protection afforded for our intellectual property will be adequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. We may also be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. See Item 1A, “Risk Factors – Risks Related to our Business – Our limited ability to protect our intellectual property, and the possibility that our technology could inadvertently infringe technology owned by others may adversely affect our ability to compete.”

Competition

The video surveillance market is highly competitive and fragmented with a number of international firms and thousands of smaller regional and local companies. However, the surveillance and safety industry is still nascent, and no company has obtained the dominating position, especially in the developing countries like China. In addition, it is difficult in the surveillance and safety industry for very large companies to reap benefits from their size, because most surveillance and safety projects require the product to be specially tailored to meet customers’ individual requirements.

In the surveillance and safety industry, competition is based on price, product quality, ability to distribute products, and ability to provide after-sales service. Competition is also based on a company’s ability to perform installations timely and successfully, the resources, capabilities and experience of the contractor, the regulatory licenses and approvals that the contractor holds, as well as other qualitative factors.

With the popularity of the broadband network application and the increased adoption of advanced video processing technology, more and more customers demand a completed system solution from vendors to reduce their safety risks. But, most of companies in surveillance industry are with limited product portafolio or lack of capability of providing such kind of system solution .

We believe we are one of few companies in China with enough R&D capability, manufacture capacity and distribution network to satisfy such industry trend.

Sales and Marketing

Our sales and marketing force has been highly enhanced through the acquisitions in China. Currently, our sales network is able to cover most of cities in China through 13 branch offices,  and all major countries in America, Europe, Middle-East and Aisa through more than 100 channel partners.

We have redefined our marketing strategy with focus on product lines with higher profit margin, and eliminated several low-end product lines.  Besides remaining several existed product brand inherited from acquired companies,  we positions ANV brand as the high-end product and solution.

We have created a dedicated sales team on marketing our provisions from Solution Segment in China.  The most of this sales team members are with more than 10 years industry experience and have helped our company to participate several major national-wide projects.

Several industry veterans with successful career experience from Honeywell, ADT, IBM and ZTE.  have been added to management team to lead our marketing and sales team.

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

Research and Development

We are dependent on continual research and development efforts to maintain our competitive position with our products.

We have made major progress in the following aspects:
1.	Successfully launched full range of mobile DVR products support both standalone application and 3G wireless application
2.	Successfully launched high-definition network camera;
3.	Successfully launched 4- 8- 16-channel D1 DVR product.
4.	Our mobile DVR products have been approved by our major customers in Japan;

In connection to this effort, we have built up the three R&D centers in China, and hired more than 80 engineers in total.  As of December 31, 2010 the research and development expense have been incurred with approximately of 5% on total revenue.

Government Regulation

As all surveillance and safety products produced in China, such as DVRs, monitors, and alarm systems must satisfy testing required by the China Public Security Bureau, or CPSB, and manufacturers of such products must receive the Security Technology Protection Product Manufacturing Permit from the provincial branch of CPSB. We have the permit relating to these products from CPSB.

Since our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC. In addition, we are also subject to the PRC’s foreign currency regulations.

The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Employees

As of December 31, 2010, we had 520 employees in our offices in comparing with 20 employees at March 31, 2010, all of which are full-time. None of our employees are represented by a collective bargaining unit and we consider our employee relations to be satisfactory.

Seasonality

Our operating results and operating cash flows would be subject to seasonal variations. Our revenues would usually higher in the second half of the year than in the first half of the year, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holiday.

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

Our products and services often are subject to testing, inspection and approval and failure to obtain any such approval or delays in obtaining such approvals can affect our ability to receive payments due to us.

We frequently install surveillance and safety systems, supply products and services pursuant to agreements with general contractors or government agencies. The successful completion of our obligations under these contracts is often subject to satisfactory testing, inspection and approval of such products and services. No assurance can be given that the necessary approval of our products and services will be granted on a timely basis or at all, and that we will receive any payments due to us. In some cases, we may be dependent on others to complete these projects which may also delay payments to us. Any failure to obtain these approvals and payments may have a material adverse effect on our business, our cash flow and future financial performance.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Dr. Weixing Wang, our CFO, Mr. Paul Lau, our COO, Mr. Jonathan Zeng, our VP, Ms. Yan Wang, and our VP, Mr. Xiaolin Yang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot assure you that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future.  Many engineers and technicians obtain post-graduate or professional degrees, and the increased educational time required at the post-graduate level further restricts the pool of engineers and technicians available for employment.   We compete for all such personnel with other high tech companies in various fields.  There can be no assurance that we will be successful in hiring or retaining such qualified personnel. If we are not able to hire and retain qualified people to fill these positions, our competitive position would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our growth strategy has required us to make acquisitions and to make additional acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms.  We have from time to time acquired other companies as reported in our Current Reports on Form 8-K.  We have three pending transactions that are subject to various conditions including, but not limited to, governmental approvals.  These transactions, if consummated, would result in our integrating manufacture of our products into our operations.  Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

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

Due to our rapid growth, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $0.16 million for the fiscal year ended March 31, 2010, to $7.16 million for the nine months ended December 31, 2010. We may not be able to achieve similar growth rate in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, you should not rely on our past results or our historical rate of growth as an indication of our future performance.

Our facilities, or facilities of our customers or suppliers, could be susceptible to natural disasters.

All of our manufacturing facilities, and many of the facilities of our customers and suppliers, are located in China. Natural disasters, such as floods and earthquakes, occur frequently in China, and they pose substantial threats to businesses with operations there. As a developing country, China’s emergency-response ability is limited, and its ability to provide emergency reconstruction and other aid to businesses affected by natural disasters is limited. Should a natural disaster severely damage one of our facilities, or damage a major facility of one or more of our significant customers or suppliers, our business could be materially disrupted.

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

Our operations are subject to a variety of laws, regulations and licensing requirements of national and local authorities in China, Hong Kong SAR and North American. In certain jurisdictions, we are required to obtain licenses or permits and to meet certain standards in the conduct of our business. The loss of such licenses, or the imposition of conditions to the granting or retention of such licenses, could have an adverse effect on us. In the event that these laws, regulations and/or licensing requirements change, we may be required to modify our operations or to utilize resources to maintain compliance with such rules and regulations. In addition, new regulations may be enacted that could have an adverse effect on us.

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

Our officers have limited experience in managing a public company.

With the exception of Paul Lau our CFO, our present officers have no previous experience in managing a public company and we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Control by Management

Our company is effectively controlled by management, specifically Weixing Wang, Yan Wang, Jonathan Zeng and Tinyi Li who beneficially at December 31, 2010 owned an aggregate of 20,798,396 shares or 31.45%  of our 66,130,071  issued and outstanding shares of common stock as of December 31, 2010.  Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

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

Our business and reputation as a OEM manufacturer of high quality surveillance products may be adversely affected by product defects or performance.

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

Majority of our sales revenue and/or expenses are or will occur in China and be denominated in Renminbi. Under PRC law, the Renminbi is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. In the future, our China operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (the “SAFE”), by complying with certain procedural requirements. However, the relevant China governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our sales may be denominated. Because substantial portion of our earnings and cash assets are dominated in Renminbi and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

 No Active or Regular Market

Although our common stock has been quoted on the Pink Sheets since October 31, 1985 and since January 13, 2010, has been included in the OTCBB, there has been only limited and sporadic trading n our stock. Companies quoted for trading on the OTCBB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB. If our common stock is quoted on the OTCBB, and we fail to remain current on our reporting requirements, we could be removed from the OTBB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the OTCBB, which may have an adverse material effect on our business.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At December 31, 2010 we had outstanding an aggregate of 61,481,444 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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
.
ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Our principal executive offices comprised of 1564.15 square meters (approximately 16,770 square feet) at a rental of RMB 97,759.39 (approximately US$14,761).  The lease, a copy of which is filed as an exhibit to this Report, further allocates certain obligations and rights between the parties and grants the Company a right of first refusal as to re-letting the premises after the lease term.  Management believes that the new offices are adequate for the Company’s needs during the next fiscal year and that the Company can locate additional suitable space in the vicinity if required.

Our principal manufacturing and showroom facility in Shenzhen China is located in approximately 7,100 square meters ( 76,424 square feet) in a high tech industrial district.  We lease these facilities under a lease expiring January 20, 2013 with  renewal option for a rental of approximately RMB117,520 (approximately US$17,745) per month.  Management believes that the facilities are adequate for our present needs and that if required we could find suitable additional space.

Our North America sales facility in Vancouver, B.C. Canada and consists of 3300 square feet and is leased by ANV Video Alarm Service Inc., pursuant to a lease that expires on April 1, 2013.  The rent is for varying amounts during the term of the lease and will be $CAN 3,200 through the end of the lease.  We believe that if we are not able to extend the lease we will find other suitable premises in the area of the present premises at similar costs.

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

ITEM 4.  RESERVED.

PART II

ITEM 5.  MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

Since January 13, 2010, our common stock has trades on the Over the Counter Bulletin Board under the symbol “ANVS”.  During the period ended December 31, 2010, the high and low closing bid prices were $1.05 and $0.20.  Prior to January 13, 2010, our common stock was quoted on the Pink Sheets, but had not traded for several years.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending December 31, 2010 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of December 31, 2010, we had 278 shareholders of record and 66,130,071 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We do not sell any equity securities during the fiscal year ended December 31, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

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

RESULTS OF OPERATIONS

Financial Performance Highlights of Nine months ended December 31, 2010

We caution you that the nine month ended December 31, 2010 includes substantial operations in China that were not a part of our operations in the prior year same period. Therefore direct comparisons are not useful or relevant.

On June 1, 2010, the Company has completed the acquisition of 100% shares of Flybit international Ltd. Thereafter on September 30, 2010, another equity acquisition of Shenzhen Angesi Technology Co., Ltd has also been closed. The two newly acquired wholly own subsidiaries have substantially contributed the China operations to the company with its strong research & developing, equipped manufacturing facilities and effective marketing video cameras throughout the Greater China.

The following are some financial highlights for the nine months ended December 31, 2010:

●	Revenues: Revenues recorded $7,164,490.

●	Gross margin: Gross margin was 15.76%

●	Operation loss: Operating loss was ($1,168,061)

●	Operating margin: Operating loss margin was (16.3%)

●	Net loss attributable to the Company: Net loss attributable to the Company was ($1,188,203)

●	Net margin: Net loss margin was (15.36%)

Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009

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

 Cost of Sales; Gross Profit.  Our cost of sales in FY 2010 was $5,376, yielding a gross profit of 10,341 or 58.o% of sales.  Our cost of sales in FY 2009 was $14,790, yielding a gross profit of 6,030 or 28.0% of sales.  Both of these results and ratios are from an early stage operation and management does not believe that significant conclusions should be drawn from these limited results.

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

 LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $4,398,282 as of December 31, 2010, as compared to $31,756 as of March 31, 2010, an increase of $4,366,526. The increase cash and cash equivalents during the nine months ended December 31, 2010 was primarily attributable to proceeds from the sale of common stock of $6,717,444, which was partially offset by cash used in operations of $1,700,121, purchases of equipment and furniture of $151,564, purchases of subsidiary of $592,756 and repayment to related parties of $51,716.

Net cash used in operating activities was $1,700,121 for the nine months ended December 31, 2010, as compared to $315,994 for the nine months ended December 31, 2009. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the nine months ended December 31, 2010.

Net cash used in investing activities was $744,320 for the nine months ended December 31, 2010, as compared to $69,998 for the nine months ended December 31, 2009. Main components of cash flows from investing activities for the nine months ended December 31, 2010 included cash of $151,564 used in purchases of equipment and furniture and $592,756 of purchase of subsidiary, net of cash acquired. Main components of cash flows from investing activities for the nine months ended December 31, 2009 included capitalized intangible assets of $36,659 and $29,485 of purchase of subsidiary, net of cash acquired.

Net cash provided by financing activities was $6,665,728 for the nine months ended December 31, 2010 as compared to net cash provided by financing activities of $502,000 for the nine months ended December 31, 2009. Significant components of cash flows from financing activities for the nine months ended December 31, 2010 included $6,717,444 of proceeds from the issuance of our common stock, offset by $51,716 of repayment to related parties. Cash flows from financing activities for the nine months ended December 31, 2009 consisted included $357,649 of proceeds from the issuance of our common stock and $144,351 of proceeds from related parties.

We have funded our activities to date primarily through the sales of surveillance and safety products and systems and the issuance of equity securities.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

 For further discussion of our significant accounting policies, refer to Note 2 “Summary of Significant Accounting Policies” of our consolidated financial statements.

Allowance for doubtful accounts
Accounts and notes receivable balance is recorded net of allowances for amounts not expected to be collected from customers. Because the Company’s accounts and notes receivable are typically unsecured, the Company periodically evaluates the collectability of accounts based on a combination of factors, including a particular customer’s ability to pay as well as the age of the receivables. To evaluate a specific customer’s ability to pay, the Company analyzes financial statements, payment history, third-party credit analysis reports and various information or disclosures by the customer or other publicly available information. In cases where the evidence suggests a customer may not be able to satisfy its obligation to the Company, a specific allowance that is determined to be appropriate for the perceived risk would be established. If the financial condition of customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the nine months ended December 31, 2010 and for the years ended March 31, 2010 and 2009 and the reports thereon of Stan J.H. Lee, CPA, respectively are included in this annual report..

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, our officers concluded that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including James Fitzsimons, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the quarter ended December 31, 2010.

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of December 31, 2010 are:

Name	Age	Position(s)

Weixing Wang	47	Chairman of the Board, Director
		and Chief Executive Officer

Paul Lau	44	Chief Financial Officer

Jonathan Zeng	42	Chief Operation Officer and Director

Yan Wang	44	Vice President and Director

Xiaolin Yang	49	Vice President

Daniel Sze-Yuen Lee	62	Member of board of Directors

Yiquan Song	44	Member of board of Directors

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

Paul Lau, has served as Chief Financial Officer on March 1, 2011. He has over 20 years experience in accounting, auditing and finance.  He also brings over 10 years of experience in high technology companies. Before joining the Company, he was with Nam Tai Electronics, Inc. for over 9 years since 2001, an OEM electronics manufacturing company listed on the New York Stock Exchange, where he served in several senior management roles with responsibilities in financial management, internal audit and corporate governance. He is a FCPA of the Hong Kong Institute of Certified Public Accountants and a CPA of CPA Australia. Mr. Lau graduated in 1997 from the University of Southern Australia with a Bachelor of Commerce in Accounting and received a Masters of Professional Accounting from Hong Kong Polytechnic University in 2009.

Jonathan Zeng has served as Chief Operation Officer since August 20, 2010. He  is the founder of Flybit which the Company acquired in 2010.  He is an electronics industry veteran with more than 15 years of operational experience in the video surveillance, telecommunications and semiconductor fields.  Before founding Flybit, Mr. Zeng served in several senior management roles in Hisilicon Technologies Inc., and successfully helped to create its video surveillance business division which grew to be the top video surveillance chip vendor in the world. Prior to Hisilicon,  Mr. Zeng held various management positions at STMicroelectronics in Europe and  at Nortel Networks in North America, with the responsibilities in engineering, operations, marketing and sales. Mr. Zeng received his B.E. from Tsinghua University, China, and M.A.Sc. from the University of British Columbia, Canada.

Yan ( Serena) Wang has served as an executive director, and Vice President.  She was a founder of CNVSI and a director and Vice President since its founding in 2006.  From 1999 to 2006,  she was a Vice Chairman and CEO of Shanghai Touma Renching Apparel Co., Ltd. in China.  Mrs. Yan Wang holds a BS in costume design from Qingdao University in China awarded in 1989 and an MBA in Business Management awarded by the Shanghai Faculty of Social Sciences in 2001.

Xiaolin ( Tiger) Yang has served as Vice President – Sales & Marketing since June 2009.  From 2001 to 2007 he was CEO of Qingdao Comins Electronics Co., Ltd and commencing January 2008 until he joined us he was a sales rep for ADT Security Services.  Mr. Yang holds a BA in Management Engineering awarded by Xi’an Communication University in 1986.

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

Yiquan Song, has served on our Board of Directors since October 5, 2010. He has established several corporations such as farm, textile mill, trading company, beverage company, real estate company, hotels and investment company. He has also served several positions of factory director, general manager, chairman of the board, deputies to the NPC by means of practical work and fighting spirit in business. In 2009, he finally set up the Zhejiang Yiquan holding group Co. Ltd, which has been one of the well-known enterprises in Shaoxing.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the nine months ended December 31, 2010 and the fiscal years ended March 31, 2010, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name &
Principal			Stock		Option	Non-Equity	Other	All Other
Position	Year	Salary	Bonus	Awards	Awards	Incentive Plan Comp.	Comp.	Comp.

Weixing	3/31/10	$60,000	$0	$0	$0	$0	$0	$0
Wang	12/31/10	$34,998	$0	$0	$0	$0	$0	$0
CEO
Yan Wang	3/31/10	$48,000	$0	$0	$0	$0	$0	$0
CFO*	12/31/10	$42,000	$0	$0	$0	$0	$0	$0
Jonathan	12/31/10	$29,165	$0	$0	$0	$0	$0	$0
Zeng
COO
Xiaolin	12/31/10	$11,667	$0	$0	$0	$0	$0	$0
Yang
Vice President

* Yan Wang resigned as CFO on October 5, 2010.

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

Employment Agreements

Mr. Jonathan Zeng has a three year employment agreement with the Company which began on August 20, 2010 when he served as Chief Operation Officer of one of our subsidiaries.  Mr. Zeng is paid a salary of $100,000 per annum and his agreement contains standard non-compete and confidentiality provisions.

Mr. Paul Lau has a three year employment agreement with the Company which began on March 1, 2011 when he served as Chief Financial Officer. Mr. Lau is paid a salary of $100,000 per annum and his agreement contains standard non-compete and confidentiality provisions and provides for issuing a total of 200,000 stock options to Mr. Lau.

We do not have employment agreements with any other of our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Employee Benefit Plans

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at December 31, 2010, the Company has granted 140,000 shares options.

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

ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2010, the stock ownership of (i) each of our named executive officers and directors, (ii)all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and address	Number of shares owned		Per cent of Class (2)

Weixing Wang (1)	7,270,000		11.0%

Paul Lau (1)	-		0.0%

Jonathan Zeng (1)	3,000,000		4.5%

Yan Wang (1)	6,620,000		10.0%

Xiaolin Yang (1)	-		0.0%

Daniel Sze-Yuen Lee (1)	-		0.0%

Yiquan Song (1)	4,000,000		6.0%

Ming Li	4,750,000	(3)	7.2%
7-10111 Gilbert Road
Richmond, BC, Canada

Tinyi Li (1)	3,908,396		5.9%

(1)   Each person named is an executive officer or a director. The address of each such beneficial owner is c/o ANV Security Group, Inc., 8th Floor, Block B, R&D Building, Tsinghua Hi-Tech Park, North Area of Shenzhen Hi-Tech & Industrial Park, Nanshan District, Shenzhen, China 518057.

(2)  Applicable percentage ownership is based on 66,130,071 shares of our common stock outstanding as of December 31, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(3)  Includes 3,100,000 shares owned by Advanced Network Video Inc., a corporation owned by Mr. Li. Mr Li is Chief consultant of the Company.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Upon its formation in 2006, CANCSI acquired certain intangible assets consisting of technical know- how and software and non-compete agreements from Canada Landmark Enterprise Group, Inc., a corporation owned by Weixing Wang and Yan Wang for 13,890 shares of CANVSI common stock.  In July 2009, these shares were exchanged for the same number of shares of the Company upon the closing of a reorganization agreement described below. See Notes to Financial Statements, Note 1(m).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended December 31, 2010 was $78,500.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART 1V

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation, dated May 19, 1981 *
3.2	Articles of Amendment, dated July 12, 1988 *
3.3	Articles of Amendment, dated November 09, 1989 *
3.4	Certificate of Revival for a Nevada Corporation, dated September 10, 2007 *
3.5	Articles of Amendment, dated January 28, 2009 *
3.6	Articles of Amendment, dated June 23, 2009 *
3.7	Articles of Amendment, dated June 23, 2009 *
3.8	By –Laws *
4.1	Form of Stock Certificate *
10.1	Office Lease Current Offices
10.2	Lab Lease *
10.3	Services Agreement with Peer One *
10.4	OEM Manufacturing Agreement *
10.5	Form of Franchise Agreement *
10.6	Form of Customer Agreement *
10.7	Stock Purchase Agreement, dated may 22, 2009, by and among Canada ANV Systems Inc. its shareholders and the Company *
10.8	New Vancouver Office Lease
10.9	Flybit Agreement – English Translation **
10.10	Angesi Agreement – English Translation **
10.11	Revised Angesi Agreement – English Translation ***
22.1	Subsidiaries
23.1	Consent of Stan Lee, CPA
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form 10
**  Incorporated by reference to exhibit 10.1 to the Company’s current report on Form 8-K filed December 24, 2010
**  Incorporated by reference to exhibit 10.2 to the Company’s current report on Form 8-K filed December 24, 2010
***  Incorporated by reference to exhibit 10.2 to amendment number 2 to the Company’s current report on Form 8-K filed December 24, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANV SECURITY GROUP, INC.

	By:	/S/ Weixing Wang
Weixing Wang
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ Paul Lau
Paul Lau
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Weixing Wang	Chairman of the Board, Director and Chief	March 30, 2011
Weixing Wang	Executive Officer

/S/ Paul Lau	Chief Financial Officer	March 30, 2011
Paul Lau

/s/ Jonathan Zeng	Chief Operation Officer and Director	March 30, 2011
Jonathan Zeng

/s/ Yan Wang	Vice President and Director	March 30, 2011
Yan Wang

/s/ Yiquan Song	Member of the Board of Directors	March 30, 2011
Yiquan Song

/s/ Daniel Sze-Yuen Lee	Member of the Board of Directors	March 30, 2011
Daniel Sze-Yuen Lee

ANV Security Group, Inc.

Consolidated Financial Statements

December 31, 2010

Stan J.H. Lee, CPA
2160 North Central Rd Suite 203 t Fort Lee t NJ 07024
P.O. Box 436402t San Diegot CA 92143-9402
619-623-7799 t Fax 619-564-3408 t stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ANV Security Group, Inc.

We have audited the accompanying consolidated balance sheets of ANV Security Group Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and March 31, 2010 and March 31, 2009 and the related consolidated statements of operation, changes in shareholders’ deficit and cash flows for the 9-months period from April 1, 2010 to December 31, 2010 and fiscal years ended March 31, 2010 and March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ANV Security Group, Inc. and Subsidiaries as of December 31, 2010 and March 31, 2010 and March 31, 2009 and the results of its operation and its cash flows for the 9-months period from April 1, 2010 to December 31, 2010 and fiscal years ended March 31, 2010 and March 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA
Fort Lee, NJ 07024
March 28, 2011

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

		As of
		December 31,	March 31,	March 31
	Notes	2010	2010	2009

ASSETS

Current Assets

Cash and Cash Equivalents	Note 2-f	$4,398,282	$31,756	$28,470
Accounts Receivable	Note 2-h	3,341,125	-	508
Due from Related Parties		-	-	-
GST Receivable	Note 2-j	6,046	2,547	1,408
Inventory	Note 3	4,494,660	81,490	55,167
Prepayment and deposits	Note 2-k	820,923	-	-
Other Assets		5,738	5,227	4,211

Total Current Assets		13,066,774	121,020	89,764

Property, Plant and Equipment , net	Note 4	780,115	21,015	21,226

Intangible Assets	Note 5	1,207,233	1,379,858	1,034,627

Goodwill	Note 5	6,274,629	-	-

Deferred Tax Assets	Note 7	717,745	-	-

Total Assets		$22,046,496	$1,521,893	$1,145,616

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	Note 6	$5,217,938	$7,303	$4,354
Income Tax Payable		120,051	-	-
Due to Related Parties	Note 8	214,846	38,188	-

Total Liabilities		5,552,835	45,491	4,354

Commitments and Contingencies	Note 13

Stockholders’ Equity

Common Stock (Unlimited shares authorized, without par value, 66,130,071 and 33,190,071 and 27,074,500 shares issued and outstanding, respectively)	Note 9	18,366,583	1,999,139	1,613,137
Additional Paid-in Capital for Stock Options	Note 10	24,836	24,836	24,836
Deficit Accumulated		(1,927,651)	(739,448)	(369,870)
Accumulated Other Comprehensive Income (Loss)		279,893	191,875	(126,842)
Less: Stock Subscription Receivable		(250,000)	-	-

Total Stockholders’ Equity		16,493,661	1,476,402	1,141,261

Total Liabilities and Stockholders’ Equity		$22,046,496	$1,521,893	$1,145,616

(The accompanying notes are an integral part of these consolidated financial statements.)

Consolidated Statements of Operations
(Expressed in US dollars)

		For The Nine Months Ended		For The Fiscal Years Ended
		December 31,	December 31,	March 31,	March 31,
	Notes	2010	2009	2010	2009
			(Unaudited)
Revenue	Note 2-p	$7,164,490	$11,426	$15,717	$20,820
Cost of Sales		6,035,181	3,797	5,376	14,790
Gross profit		1,129,309	7,629	10,341	6,030

Operating Expenses
Selling and general and administrative		2,085,464	236,334	359,439	357,498
Amortization		211,906	4,337	5,792	3,731
Total Expenses		2,297,370	240,671	365,231	361,229
Operating income (loss)		(1,168,061)	(233,042)	(354,890)	(355,199)

Other Income (Expenses)
Interest Income		2,643	-	-	956
Rental Income		37,812	2,827	3,026	2,927
Customer Rebate		-	3,973	-	2,572
Exchange Loss		-	(14,603)	(14,874)	-
Interest Expense		(2,313)	(1,526)	(2,841)	(1,711)
Total Other Income (Expense)		38,142	(9,329)	(14,689)	4,745

Net (Loss) Before Income Tax Expense		(1,129,919)	(242,369)	(369,579)	(350,455)

Income Tax Expense, Net of Income Tax Benefit	Note 7	(58,284)	-

Net Loss Attributable to the Company		(1,188,203)	(242,369)	(369,579)	(350,455)

Other Comprehensive Income
Foreign Currency Translation Adjustment	Note 2-r	88,018	287,098	318,717	(270,752)

Comprehensive (Loss) Income		$(1,100,185)	$44,729	$(50,862)	$(621,206)

Net Loss Per Share – Basic and Diluted	Note 2-s	(0.02)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding – Basic and Diluted		49,997,954	33,816,333	28,957,266	25,813,000

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the Nine Months Ended		For the Years Ended
	December 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
		(Unaudited)
Cash flows from operating activities
Net loss	$(1,188,203)	$(242,369)	$(369,579)	$(350,455)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	252,834	4,250	5,792	3,731
Provision for Doubtful Accounts	29,672	-	-	-
Provision for Obsolete Inventories	153,323	-	-	-
Stock-Based Compensation	-	-	-	24,837
Stock issued for services rendered	400,000	-	-	-

Changes in operating assets and liabilities ((net of effects of acquisition):
Prepaid expenses and deposits	(260,823)	-	(1,016)	69,081
Accounts Receivable	(1,068,119)	-	508
GST Receivable	(3,335)	534	(1,139)	(792)
Inventory	(820,576)	(12,574)	(26,323)	(55,167)
Accounts Payable	835,144	(2,471)	1,897	3,771
Due to related parties	(30,038)	(63,364)	630	(508)

Net Cash Used in Operating Activities	(1,700,121)	(315,994)	(389,230)	(305,502)

Cash flows from investing activities

Purchase of equipment and furniture	(151,564)	(854)	(5,160)	(19,480)
Capitalized intangible costs	-	(39,659)	(345,231)	(25,376)
Purchase of subsidiary, net of cash acquired	(592,756)	(29,485)	-	-

Net Cash Used in Investing Activities	(744,320)	(69,998)	(350,391)	(44,856)

Cash flows from financing activities

(Repayment to) proceeds from related parties	(51,716)	144,351	38,188	(8,328)
Issuance of Common stock	6,717,444	357,649	386,002	225,044

Net Cash Provided by Financing Activities	6,665,728	502,000	424,190	216,716

Effect of exchange rate changes on cash	145,239	(92,355)	318,717	(24,519)

Increase (Decrease) In Cash	4,366,526	23,652	3,286	(158,161)

Cash and Cash Equivalents at Beginning of Year	31,756	28,470	28,470	186,631

Cash and Cash Equivalents at End of Year	$4,398,282	$52,122	$31,756	$28,470

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$2,313	$-	$-	$1,711
Income taxes paid	$8,485	$-	$-	$-

Supplemental Schedule of Non-Cash Flows Activities
Stock-based Compensation, Stock Options Issued	$-	$-	$-	$24,836
Stock issued for service	$400,000	-	-	-
Common Stock subscribed	$250,000	$131,440	$131,440	$-
Investment in subsidiaries through issuance of common stock	$9,000,000	$-	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statement of Stockholders' Equity
From December 18, 2006 (Date of Inception) to December 31, 2010
(Expressed in US dollars)

			Additional Paid-in			Accumulated	Stock
	Common Stock		Capital		Accumulated	Comprehensive	Subscription
	Shares	Amount	Shares	Amount	Deficit	Income	Receivable	Total

Balance – November 18, 2006 (Date of Inception)	-	-	-	-	-	-	-	-
Issuance of Common shares for cash at CDN$137.27 per share	10,000	1,186,013	-	-	-	-	-	1,186,013
Balance – March 31, 2007	10,000	1,186,013	-	-	-	-	-	1,186,013
Common stock split	19,990,000	-	-	-	-	-	-	-
Issuance of Common shares for cash at CDN$0.04 per share	5,000,000	202,080	-	-	-	-	-	202,080
Foreign currency translation adjustment	-	-	-	-	-	143,909	-	143,909
Net loss for the year	-	-	-	-	(19,415)	-	-	(19,415)
Balance – March 31, 2008	25,000,000	1,388,093	-	-	(19,415)	143,909	-	1,512,587
Issuance of Common shares for cash at CDN$0.25 per share	174,500	42,164	-	-	-	-	-	42,164
Issuance of Common shares for no consideration	800,000	-	-	-	-	-	-	-
Issuance of Common shares for cash at CDN$0.20 per share	500,000	96,320	-	-	-	-	-	96,320
Issuance of Common shares for cash at CDN$0.18 per share	550,000	78,630	-	-	-	-	-	78,630
Issuance of Common shares for cash at CDN$0.20 per share	50,000	7,930	-	-	-	-	-	7,930
Additional Paid-in Capital, Stock-based Compensation	-	-	140,000	24,836	-	-	-	24,836
Foreign currency translation adjustment	-	-	-	-	-	(270,752)	-	(270,752)
Net loss for the year	-	-	-	-	(350,455)	-	-	(350,455)
Balance – March 31, 2009	27,074,500	1,613,137	140,000	24,836	(369,870)	(126,842)	-	1,141,261
Issuance of Common shares for cash at CDN$0.12 per share	578,667	55,510	-	-	-	-	-	55,510
Issuance of Common shares for cash at CDN$0.20 per share	50,000	8,127	-	-	-	-	-	8,127
Issuance of Common shares for cash at CDN$0.30 per share	117,141	28,444	-	-	-	-	-	28,444
Issuance of Common shares for cash at CDN$0.20 per share	350,000	56,553	-	-	-	-	-	56,553
Issuance of Common shares for cash at CDN$0.12 per share	258,333	25,246	-	-	-	-	-	25,246
Issuance of Common shares for cash at CDN$0.23 per share	130,000	24,711	-	-	-	-	-	24,711
Issuance of Common shares for cash at CDN$0.39 per share	100,000	32,500	-	-	-	-	-	32,500
Issuance of Common shares for cash at CDN$0.30 per share	167,344	40,370	-	-	-	-	-	40,370
Issuance of Common shares for cash at CDN$0.30 per share	127,181	30,681	-	-	-	-	-	30,681
Issuance of Common shares for cash at CDN$0.20 per share	300,000	55,506	-	-	-	-	-	55,506
Issuance of Common shares for cash at CDN$0.05 per share	606,834	28,353	-	-	-	-	-	28,353
Stock swap agreement and plan of reorganization, June 28, 2009	3,330,071	-	-	-	-	-	-	-
Net loss for the year	-	-	-	-	(369,578)	-	-	(369,578)
Foreign currency translation adjustment	-	-	-	-	-	318,717	-	318,717
Balance – March 31, 2010	33,190,071	1,999,139	140,000	24,836	(739,448)	191,875	-	1,476,402
Issuance of Common shares for cash at USD$0.48 per share	105,000	50,000	-	-	-	-	-	50,000
Issuance of Common shares for cash at USD$0.50 per share	800,000	400,000	-	-	-	-	-	400,000
Issuance of Common shares for no consideration	80,000	-	-	-	-	-	-	-
Issuance of Common shares for cash at CDN$0.40 per share	250,000	95,810	-	-	-	-	-	95,810
Issuance of Common shares for cash at CDN$0.40 per share	135,000	51,737	-	-	-	-	-	51,737
Issuance of Common shares for cash at CDN$0.45 per share	45,000	19,402	-	-	-	-	-	19,402
Issuance of Common shares for cash at CDN$0.50 per share	20,000	9,581	-	-	-	-	-	9,581
Issuance of Common shares for cash at CDN$0.45 per share	100,000	43,115	-	-	-	-	-	43,115
Issuance of Common shares for cash at CDN$0.50 per share	80,000	38,324	-	-	-	-	-	38,324
Issuance of Common shares for cash at CDN$0.50 per share	20,000	9,476	-	-	-	-	-	9,476
Issuance of Common shares for no consideration	5,000	-	-	-	-	-	-	-
Issuance of Common shares for subsidiary stock acquisition	3,000,000	1,500,000	-	-	-	-	-	1,500,000
Issuance of Common shares for financial consulting service	150,000	75,000	-	-	-	-	-	75,000
Issuance of Common shares for cash at USD$0.50 per share	4,000,000	2,000,000	-	-	-	-	-	2,000,000
Issuance of Common shares for cash at USD$0.50 per share	4,000,000	2,000,000	-	-	-	-	-	2,000,000
Issuance of Common shares for cash at USD$0.50 per share	4,000,000	2,000,000	-	-	-	-	-	2,000,000
Issuance of Common shares for financial consulting service	600,000	300,000	-	-	-	-	-	300,000
Issuance of Common shares for cash at USD$0.50 per share	400,000	200,000	-	-	-	-	-	200,000
Issuance of Common shares for cash at USD$0.50 per share	20,000	10,000	-	-	-	-	-	10,000
Issuance of Common shares for cash at USD$0.50 per share	20,000	10,000	-	-	-	-	-	10,000
Issuance of Common shares for cash at USD$0.50 per share	20,000	10,000	-	-	-	-	-	10,000
Issuance of Common shares for cash at USD$0.50 per share	20,000	10,000	-	-	-	-	-	10,000
Issuance of Common shares for cash at USD$0.50 per share	20,000	10,000	-	-	-	-	-	10,000
Issuance of Common shares for marketing making fee	50,000	25,000	-	-	-	-	-	25,000
Issuance of Common shares for subsidiary stock acquisition (deem issued under Equity Acquisition Agreement)	15,000,000	7,500,000	-	-	-	-	-	7,500,000
Net loss for the year	-	-	-	-	(1,188,203)	-	-	(1,188,203)
Foreign currency translation adjustment	-	-	-	-	-	88,018	-	88,018
Stock Subscription Receivable	-	-	-	-	-	-	(250,000)	(250,000)
Balance – December 31, 2010	66,130,071	18,366,583	140,000	24,836	(1,927,651)	279,893	(250,000)	16,493,661

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV SECURITY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.	Company Information

ANV Security Group, Inc. and subsidiaries (the “Company” or “ANVS”) is specialized in new products research & development, software solution, technologies for network video surveillance and video alarm service platform. ANV Security Group, Inc. has developed products of IP camera and DVS (Digital Video Server), as well as NVR, DVR, CCTV camera etc. It has also developed the first auto video alarm platform in the world: www.usci8.com. This patent was officially approved by U.S. Patent and Trademark Office (USPT) on October 22, 2009 with patent number US2009/0265747A1. This platform performs instant notification to the owner via SMS, e-mail, telephone or cell-phone when an alarm is triggered worldwide in any time zone and captures the event images in video surveillance servers.

ANV Security Group, Inc. was established in December 18, 2006 in Vancouver, Canada. It is a Nevada company. The company plan is to become a fully integrated developer, designer, manufacturer, marketer, installer and servicer of web based security systems for residential, commercial and government customers operating in the Peoples Republic of China, Canada and the United States of America, Also the Company offers a wide range of video cameras powered by the next generation H.264 video technologies and our patent pending USCI8.com services platforms.  We are currently headquartered in Shenzhen, China.

On February 10, 2011, the Company board of directors determined to change its fiscal year to the calendar year from the year ended March 31 as this fiscal year is aligned with the fiscal years of its principal operating subsidiaries.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)	Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and all of its subsidiaries. The Company consolidates companies in which it has controlling interest of over 50%. All significant intercompany accounts, transactions and cash flows have been eliminated on consolidation.

c)	Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, donated expenses, and deferred income tax valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)	Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year. These changes had no impact on previously stated financial statements of the Company.

e)	Comprehensive Income (Loss)
 In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive income during the nine-months ended December 31, 2010 and fiscal year ended March 31, 2010 were net loss and the foreign currency translation adjustment.

f)	Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and certificates of deposit having a maturity date of three months or less upon acquisition.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Asia and Canada.  The Company has not experienced any losses in such bank accounts through December 31, 2010. At December 31, 2010, our bank deposits were as follows:

COUNTRY	December 31, 2010	March 31, 2010

Canada	$379,848	$31,756
China and HK SAR	4,018,434	-

Total cash and cash equivalents	$4,398,282	$31,756

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

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of December 31, 2010, the Company had a GST tax receivable of $6,046.

k)	Prepayment and deposits

Prepayment and deposits included in other assets represent the cash paid in advance for purchasing of inventory items from Suppliers and the amount as of December 31, 2010 was $820,923 and nil for December 31, 2009 and 2008

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

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the nine months ended December 31, 2010 and December 31, 2009.

o)	Financial Instruments and Fair Value Measures
ASC 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, advance to vendors, accounts payable and other accrued expenses, and advances from customers approximate their fair market value based on the short-term maturity of these instruments.

p)	Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, which requires that revenue be recognized when it is earned and either realized or realizable. In general, the Company generates revenue from the delivery of professional services and  records revenues when the services are completed, already collected or collectability is reasonably assured, there is no future obligation and there is remote chance of future claim or refund to the customers. It is reported net of business taxes and refunds.

q)	Income Taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of December 31, 2010.

r)	Foreign Currency Translation

The Company’s financial information is presented in US dollars. The functional currencies of the Company and its subsidiaries include the United States dollar (“US$”), Hong Kong dollar, Canadian dollar and Renminbi (“RMB”).

The financial statements of the Company have been translated into U.S. dollars in accordance with FASB ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in functional currencies and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders’ equity.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

s)	Basic and Diluted Net Income (Loss) Per Share

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

 Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company’s common stock equivalents at December 31, 2010, March 31, 2010 and 2009 include the following:

	December 31, 2010	March 31, 2010	March 31, 2009

Options	140,000	140,000	140,000
Warrants	-	-	-

	140,000	140,000	140,000

t)	Recent Accounting Pronouncements

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

Note 3.  Inventory

Inventories consisted of the following:

	December 31, 2010	March 31, 2010	March 31, 2009

Raw materials	$1,567,815	$-	$-
Work-in-progress	1,884,438	-	-
Finished goods	1,196,891	81,490	55,167
Less: provision for inventory	(154,484)	-	-
	$4,494,660	$81,490	$55,167

Note 4.  Property, Plant and Equipment, net

Property, Plant and equipment, net consist of the following:

	December 31, 2010	March 31, 2010	March 31, 2009

Machinery and equipment	$569,368	$-	$-
Furniture and office equipment	156,518	32,088	25,137
	725,886	32,088	25,137
Less: Accumulated depreciation	(68,082)	(11,073)	(3,911)
	$780,115	$21,015	$21,226

Note 5. Goodwill and other Intangible Assets

Goodwill is tested for impairment on an annual basis, and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. If the recorded value of the assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its market capitalization, all, or a significant portion of its goodwill may be considered impaired. The Company completed its annual impairment test during its fourth quarter of fiscal year carrying value.

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. In connection with the preparation of interim financial statements for the period ended December 31, 2010, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair value of the Company was less than its net book value. Accordingly the guidance required a second step to determine the implied fair value of the Company's goodwill, and to compare it to the carrying value of the Company's goodwill. This second step included valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination, including valuing all of the Company's intangible assets even if they were not currently recorded to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill as of that date was zero

The following table summarizes the activity in the Company's goodwill account during fiscal years 2010 and March 31, 2010 and 2009:

	December 31, 2010	March 31, 2010 and 2009

Beginning balance	$-	$-
Goodwill acquired during the year
Flybit	2,258,774	-
Angesi	4,015,855	-

Ending balance	$6,274,629	$-

Intangible assets are summarized by classifications as follows:
	December 31, 2010	March 31, 2010	March 31, 2009

Software	$1,365,687	$1,353,650	$1,034,627
Incorporation Cost	55,644	55,644	-
Less: Accumulated amortization	(214,098)	(29,436)	-
	$1,207,233	$1,379,858	$1,034,627

Note 6. Accounts Payable

As at December 31, 2010 accounts payable amounted $5,217,938 representing trade payables to supplier during normal course of business. As at March 31, 2010, accounts payable amounted $7,303. As at March 31, 2009, accounts payable amounted $4,354 which consists of government agency payable and general bill payable.

Note 7. Income Taxes

As at December 31, 2010, the Company has a net operating loss carry forward for tax purposes totaling approximately $ 1,927,651 consisting of $450,000 from ANV Security Group, Inc., $1,239,312 from ANV Video Alarm Service Inc., $62,304 from ANV Security Group Technology (Taian) Co., Ltd and $176,035 from ANV Security Group (Asia) Co., Limited .The net operating loss carries forwards for income taxes, which may be available to reduce future years' taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Note 8. Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at December 31, 2010, March 31, 2010 and March 31, 2009 , amounts due from/to related parties as below:
The Company owes individual shareholders in amount of $214,846, $38,188 and nil, respectively

Note 9. Capital Stock

The company is authorized to issue unlimited shares of common stocks – Class A and Class B, no par value share. As of December 31, 2010 , March 31, 2010 and March 31, 2009 , the amount of voting common shares issued and outstanding are 66,130,071, 33,190,071 and 27,074,500, respectively.

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

Note 10. Equity Compensation Plan

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at December 31, 2010, the Company has granted 140,000 shares options.

Note 11. Operating Risk

(a) Concentration of credit risk

Financial instruments that potentially expose the ANV Security Group Inc. (the “Company” or “ANV”) to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company places its cash with financial institutions with high credit ratings.

(b) Country risk

Revenues of the Company are mainly derived from the sale in Asia & Canada. The Company hopes to expand its operations to countries outside the Canada, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of Canada could have a material adverse effect on the Company's financial condition.

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

Note 12. Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In the nine months ended December 31, 2010, the Company had only sale of security devise and units actually generated sale and accordingly the Company had a single operating segment during the reporting period.

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer.

Note 13. Commitments and Contingencies

13.1  Lease Commitments

Company leases its North American office space and laboratory facility in Richmond, British Columbia which starts on April 1, 2010 and expires on March 31, 2013. Its total monthly minimum rental fee is $ 3,285.

The company leases its headquarter office in Shenzhen, China which starts on April 1, 2010 and expires on March 31, 2019. Its total monthly rental fee is RMB 97,759.39 (US $14,761).

The company leases its principal manufacturing and showroom facility in Shenzhen China which expires on January 20, 2013. Its total monthly rental fee is RMB117,520 (US$17,745).

13.2   Litigation

As per the Company, as of December 31, 2010, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANV.

14.   Acquisitions

On June 1 2010 ANV Security Group (Asia) Co., Limited, acquired 100% shares of Flybit International Ltd.

On January 2010, Company has established ANV Security Group (Asia) Co. Ltd. a Hong Kong Company (“ ANV Asia”) as a wholly- owned subsidiary of the registrant for the purpose of acquiring operating companies in China. ANV Asia has no operation to this date.

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

On December 24, 2009, the Company entered into an agreement (the “Angesi Agreement”) with the shareholders of Shenzhen Angesi Technology Co., Ltd (“Angesi”) to acquire 100 % equity ownership of Angesi   Angesi and its affiliates are in the business of developing, manufacturing and marketing video cameras throughout China.    The closing of the acquisition of Angesi has occurred on September 30, 2010.