Form 10-Q
period 2011-03-31
ANV SECURITY GROUP INC.
filed 2011-05-03
CIK 353681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-53802

ANV Security Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	13-3089537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, Block B, R&D Building, Tsinghua Hi-Tech Park,	518057
North Area of Shenzhen Hi-Tech & Industrial Park, Nanshan
District, Shenzhen, China
(Address of principal executive offices)	(Zip Code)
0086-755-8665-6436
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

As of April 29, 2011, 66,130,071 shares of common stock, par value $0.001 per share, were outstanding, of which 4,648,627shares were held by non-affiliates.

ANV SECURITY GROUP, INC.
FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$3,104,992	$4,398,282
Accounts Receivable	2,698,176	3,341,125
GST Receivable	7,889	6,046
Inventory	5,398,921	4,494,660
Prepayment and Deposit	834,373	826,661
Due From Related Parties	18,601	-
Total Current Assets	12,062,952	13,066,774

Property, Plant and Equipment , net	816,183	780,115
Intangible Assets	1,166,367	1,207,233
Goodwill	6,274,629	6,274,629
Deferred Tax Assets	713,727	717,745
Total Assets	$21,033,858	$22,046,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$4,703,888	$5,217,938
Income Tax Payable	-	120,051
Due to Related Parties	95,493	214,846
Total Liabilities	4,799,381	5,552,835

Commitments and Contingencies

Stockholders’ Equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 66,130,071 and 66,130,071 shares issued and outstanding, respectively)	66,130	66,130
Additional Paid-in Capital	18,325,289	18,325,289
Deficit Accumulated	(2,294,835)	(1,927,651)
Accumulated Other Comprehensive Income	387,893	279,893
Less: Stock Subscription Receivable	(250,000)	(250,000)
Total Stockholders’ Equity	16,234,477	16,493,661

Total Liabilities and Stockholders’ Equity	$21,033,858	$22,046,496

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues	$4,919,525	$4,291
Cost of Sales	3,914,045	1,579
Gross profit	1,005,480	2,712

Operating Expenses
Selling and Marketing	413,245	13,154
General and Administrative	873,350	111,406
Research and Development	208,064	-
Total Operating Expenses	1,494,659	124,560
Operating income (loss)	(489,179)	(121,848)

Other Income (Expenses)
Interest Income	369	-
Interest Expense	(553)	(1,315)
Others, net	121,360	(4,047)
Total Other Income (Expense)	121,176	(5,362)

Loss Before Income Tax Expense	(368,003)	(127,210)
Income Tax Expense, Net of Income Tax Benefit	819	-
Net Loss	(367,184)	(127,210)

Other Comprehensive Income
Foreign Currency Translation Adjustment	108,000	31,619
Comprehensive (Loss) Income	$(259,184)	$(95,591)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Shares Outstanding – Basic and Diluted	66,130,071	33,190,071

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(367,184)	$(127,210)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,256	1,542
Provision for doubtful accounts	5,156	-
Provision for obsolete inventories	(121,183)	-
Deferred tax	11,226	-
Changes in operating assets and liabilities ( (net of effects of acquisition):
Decrease (increase ) in:
Prepayment and deposit	11,691	(1,016)
Accounts receivable	645,899	508
GST receivable	(1,690)	(1,673)
Inventory	(733,334)	(13,749)
Increase (decrease) in:
Accounts payable	(563,685)	4,368
Income tax payable	(120,721)	-
Due from related parties	-	63,994
Net Cash Used in Operating Activities	(1,109,569)	(73,236)

Cash Flows From Investing Activities
Purchase of equipment and furniture	(80,025)	(4,306)
Capitalized intangible costs	(1,655)	(305,572)
Purchase of subsidiary, net of cash acquired	-	29,485
Net Cash Used in Investing Activities	(81,680)	(280,393)

Cash Flows From Financing Activities
Repayment to related parties	(137,549)	(106,163)
Issuance of common stock	-	28,353
Net Cash Used in Financing Activities	(137,549)	(77,810)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	35,508	411,073
Net Decrease In Cash and Cash Equivalents	(1,293,290)	(20,366)
Cash and Cash Equivalents at Beginning of Period	4,398,282	52,122
Cash and Cash Equivalents at End of Period	$3,104,992	$31,756

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$553	$-
Income taxes paid	$120,721	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.
Notes to Consolidated Financial Statements
March 31, 2011

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

ANV Security Group, Inc. was established in December 18, 2006 in Vancouver, Canada. It is a Nevada company. The Company’s plan is to become a fully integrated developer, designer, manufacturer, marketer, installer and servicer of web based security systems for residential, commercial and government customers operating in the Peoples Republic of China, Canada and the United States of America. Also the Company offers a wide range of video cameras powered by the next generation H.264 video technologies and our patent pending USCI8.com services platforms.  We are currently headquartered in Shenzhen, China.

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
In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the three months ended March 31, 2011 and 2010 were net loss and the foreign currency translation adjustment.

f)	Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and certificates of deposit having a maturity date of three months or less upon acquisition.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Asia and Canada.  The Company has not experienced any losses in such bank accounts through March 31, 2011. At March 31, 2011, our cash and cash equivalents were as follows:

COUNTRY	March 31, 2011	December 31, 2010

Canada	$314,688	$379,848
China and HK SAR	2,790,304	4,018,434

Total cash and cash equivalents	$3,104,992	$4,398,282

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

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of March 31, 2011, the Company had a GST tax receivable of $7,889.

k)	Prepayment and Deposits

Prepayment and Deposits included in other assets represent the cash paid in advance for purchasing of inventory items from Suppliers and the amount as of March 31, 2011 was $834,373 and $826,661 for December 31, 2010.

l)	Property, Plant and Equipment

Property, Plant and equipment consists of production equipment, office equipment and furniture, computer equipment and leasehold improvement, is recorded at cost. The property and equipment as well as leasehold improvement are depreciated on a straight line basis over an estimated useful life of 3 to 10 years.

m)	Intangible Assets

Goodwill represents the excess of the purchase price over the net fair value of the identifiable tangible and intangible assets acquired and the fair value of liabilities assumed in acquisitions. ASC 350-30-50 “Goodwill and Other Intangible Assets”, requires the testing of goodwill and indefinite-lived intangible assets for impairment at least annually. The Company tests goodwill for impairment in the fourth quarter of each year.

Under applicable accounting guidance, the goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of each reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed to measure potential impairment.

The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess.

n)	Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the three months ended March 31, 2011 and 2010.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of March 31, 2011.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company’s common stock equivalents at March 31, 2011 and December 31, 2010 include the following:

	March 31, 2011	December, 2010

Options	140,000	140,000
Warrants	-	-

	140,000	140,000

t)	Recent Accounting Pronouncements

Goodwill
(Included in ASC 350 "Intangibles-Goodwill and Other”)

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for the Company beginning with this interim period. The adoption of this update did not have an impact on the Company’s financial condition or results of operations.

Note 3.  Inventory
Inventories consisted of the following:

	March 31, 2011	December 31, 2010

Raw materials	$1,910,580	$1,567,815
Work-in-progress	1,417,371	1,884,438
Finished goods	2,105,287	1,196,891
Less: provision for inventory	(34,317)	(154,484)
	$5,398,921	$4,494,660

Note 4.  Property, Plant and Equipment, net
Property, Plant and Equipment, net, consisted of the following:

	March 31, 2011	December 31, 2010

Machinery and equipment	$477,917	$446,090
Furniture and office equipment	454,054	402,107
	931,971	848,197
Less: Accumulated depreciation	(115,788)	(68,082)
	$816,183	$780,115

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

Pursuant to the accounting guidance for goodwill and other intangible assets, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of the Company is compared to its carrying value. In connection with the preparation of interim financial statements for the period ended December 31, 2010, management completed a valuation of the Company, which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections, and concluded the estimated fair value of the Company was less than its net book value. Accordingly the guidance required a second step to determine the implied fair value of the Company's goodwill, and to compare it to the carrying value of the Company's goodwill. This second step included valuing all of the tangible and intangible assets and liabilities of the Company as if it had been acquired in a business combination, including valuing all of the Company's intangible assets even if they were not currently recorded to determine the implied fair value of goodwill. The result of this assessment indicated that the implied fair value of goodwill as of that date was zero.

The following table summarizes the activity in the Company's goodwill account during the three months ended March 31, 2010 and fiscal year 2010:

	March 31, 2011	December 31, 2010

Beginning balance	$6,274,629	$-
Goodwill acquired during the year
Flybit	-	2,258,774
Angesi	-	4,015,855

Ending balance	$6,274,629	$6,274,629

Intangible assets are summarized by classifications as follows:
	March 31, 2011	December 31, 2010

Software	$1,402,448	$1,365,687
Incorporation Cost	57,057	55,644
Less: Accumulated amortization	(293,138)	(214,098)
	$1,166,367	$1,207,233

Note 6. Accounts Payable

As at March 31, 2011 accounts payable amounted $4,703,888 representing trade payables to supplier during normal course of business. As at December 31, 2010, accounts payable amounted $5,217,938.

Note 7. Income Taxes

As at March 31, 2011, the Company has a net operating loss carry forward for tax purposes totaling approximately $2,294,835 consisting of $450,000 from ANV Security Group, Inc., $1,404,768 from ANV Video Alarm Service Inc., $77,384 from ANV Security Group Technology (Taian) Co., Ltd and $362,683 from ANV Security Group (Asia) Co., Limited .The net operating loss carries forwards for income taxes, which may be available to reduce future years' taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit of ANV Security Group, Inc. and ANV Video Alarm Service Inc to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Note 8. Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at March 31, 2011 and December 31, 2010, the Company owes individual shareholders in amount of $95,493 and $214,846 respectively, and has amount due from individual shareholders of $18,601 and nil respectively.

Note 9. Capital Stock

The Company is authorized to issue 100,000,000 shares of common stocks, par value $0.001 per share. As of March 31, 2011 and December 31, 2010, the numbers of voting common shares issued and outstanding are both 66,130,071, respectively.

On June 28, 2009, our Canadian predecessor entered in to an agreement and plan of reorganization (“agreement”) by and among Dini Products, Inc. (“DINP”), a Nevada corporation whereas, each of the common share in the Company was exchanged on a share for share basis so that after such exchange DINP has 33,190,071 shares of common stock issued and outstanding inclusive of 29,860,000 shares issued to the Company’s stockholders.

Upon execution of agreement, the Company has amended its name to ANV Security Group, Inc.

Note 10. Equity Compensation Plan

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at March 31, 2011, the Company has granted 140,000 shares options.

Note 11. Operating Risk

(a) Concentration of credit risk
Financial instruments that potentially expose the ANV Security Group Inc. (the “Company” or “ANVS”) to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company places its cash with financial institutions with high credit ratings.

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

(c) Product risk
ANVS might have to compete with larger companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel.  There can be no assurance that ANVS will remain competitive should this occur.

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

(e) Key personnel risk
The Company's future success depends on the continued services of Mr. Wilson Wang. CEO, Mr. Jonathan Zeng, COO and Mr. Paul Lau, CFO. The loss of one of their service would be detrimental to the Company and could have an adverse effect on business development. The Company does not currently maintain key man insurance on their life but plan to implement in near future. Future success is also dependent on the ability to identify, hire, train and retain other qualified managerial and other employees.

Note 12. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer.

In the three months ended March 31, 2011, the Company had only sale of security devise and units actually generated sale and accordingly the Company had a single operating segment during the reporting period.

Note 13. Commitments and Contingencies

Lease Commitments

The Company leases its North American office space and laboratory facility in Richmond, British Columbia which starts on April 1, 2010 and expires on March 31, 2013. Its total monthly minimum rental fee is $ 3,285.

The Company leases its headquarter office in Shenzhen, China which expires on January 14, 2014. Its total monthly rental fee is RMB 97,759.39 (US$14,911).

The Company leases its principal manufacturing and showroom facility in Shenzhen China which expires on January 20, 2013. Its total monthly rental fee is RMB117,520 (US$17,924).

13.2   Litigation
As per the Company, as of March 31, 2011, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANVS.

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

RESULTS OF OPERATIONS

Financial Performance Highlights of three months ended March 31, 2011

We caution you that the three months ended March 31, 2011 includes substantial operations in China that were not a part of our operations in the prior year same period. Therefore direct comparisons are not useful or relevant.

On June 1, 2010, the Company completed the acquisition of 100% shares of Flybit international Ltd. Thereafter on September 30, 2010, another equity acquisition of Shenzhen Angesi Technology Co., Ltd was also closed. The two newly acquired wholly owned subsidiaries have substantially contributed the China operations to the Company with its strong research & development, equipped manufacturing facilities and effective marketing of video cameras throughout the Greater China.

Revenues in first quarter of 2011 were $4.9 million, which driven by the business of surveillance product and systems. The surveillance and security product market in China continued to expand. However, the business environment remains competitive and difficult. Management would continue focusing on management controls and improving operating and manufacturing efficiencies.

The following are some financial highlights for the three months ended March 31, 2011:

●	Revenues: Revenues recorded $4,919,525.

●	Gross margin: Gross margin was 20.4%.

●	Operation loss: Operating loss was ($489,179).

●	Operating margin: Operating loss margin was (10.0%).

●	Net loss: Net loss was ($367,184).

●	Net margin: Net loss margin was (7.5%).

●	Comprehensive loss: Comprehensive loss was ($259,184) after foreign currency translation adjustment of $108,000.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $3,104,992 as of March 31, 2011, as compared to $4,398,282 as of December 31, 2010, a decrease of $1,293,290. The decrease of cash and cash equivalents during the three months ended March 31, 2011 was primarily attributable to cash used in operations of $1,109,569, purchases of equipment and furniture of $80,025 and net repayment to related parties of $137,549.

Net cash used in operating activities was $1,109,569 for the three months ended March 31, 2011, as compared to $73,236 for the three months ended March 31, 2010. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the three months ended March 31, 2011.

Net cash used in investing activities was $81,680 for the three months ended March 31, 2011, as compared to $280,393 for the three months ended March 31, 2010. Main components of cash flows from investing activities for the three months ended March 31, 2011 included cash of $80,025 used in purchases of equipment and furniture. Main components of cash flows from investing activities for the three months ended March 31, 2010 mainly included capitalized intangible assets of $305,572.

Net cash used in financing activities was $137,549 for the three months ended March 31, 2011 as compared to $77,810 for the three months ended March 31, 2010. Main components of cash flows from financing activities for the three months ended March 31, 2011 included $137,549 of net repayment to related parties. Cash flows from financing activities for the three months ended March 31, 2010 consisted included $106,163 of net repayment to related parties, offset by $28,353 of proceeds from the issuance of common stock.

We have funded our activities to date primarily through the sales of surveillance and safety products and systems and the issuance of equity securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our reporting currency is the U.S. dollar. Except for the U.S. holding company, the majority of our consolidated revenues, consolidated costs and expenses, and our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. dollars and the RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our materials and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-KT for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

April 29, 2011