Form 10-Q
period 2011-06-30
ANV SECURITY GROUP INC.
filed 2011-08-15
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 8, 2011, 66,130,071 shares of common stock, par value $0.001 per share, were outstanding, of which 22,075,071 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	As of
	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,922,975	$ 4,398,282
Accounts Receivable, net	3,384,381	3,341,125
GST Receivable	9,676	6,046
Inventories, net	7,682,850	4,494,660
Prepayments and Deposits	1,214,780	826,661
Total Current Assets	14,214,662	13,066,774

Property, Plant and Equipment, net	1,160,356	780,115
Intangible Assets, net	1,673,159	1,207,233
Goodwill	6,456,030	6,274,629
Deferred Tax Assets	748,442	717,745
Total Assets	$ 24,252,649	$ 22,046,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 6,510,022	$ 5,217,938
Income Tax Payable	-	120,051
Contract Payable	1,290,549	-
Due to Related Parties	176,901	214,846
Total Current Liabilities	7,977,472	5,552,835
Total Liabilities	7,977,472	5,552,835

Commitments and Contingencies

Stockholders' Equity
Common Stock	66,130[1]	66,130[2]
Additional Paid-in Capital	18,325,289	18,325,289
Deficit Accumulated	(2,624,546)	(1,927,651)
Accumulated Other Comprehensive Income	508,304	279,893
Less: Stock Subscription Receivable	-	(250,000)
Total Stockholders' Equity	16,275,177	16,493,661

Total Liabilities and Stockholders' Equity	$ 24,252,649	$ 22,046,496

[1] ($0.001 par value, 100,000,000 shares authorized, 66,130,071 shares issued and outstanding)
[2] ($0.001 par value, 100,000,000 shares authorized, 66,130,071 shares issued and outstanding)

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues	8,154,507	27,335	13,074,032	31,626
Cost of Sales	6,631,074	12,556	10,545,119	14,135
Gross profit	1,523,433	14,779	2,528,913	17,491

Operating Expenses
Selling and Marketing	475,646	50,108	888,891	63,262
General and Administrative	1,119,427	153,459	1,992,777	264,865
Research and Development	313,539	-	521,603	-
Total Operating Expenses	1,908,612	203,567	3,403,271	328,127
Operating (loss)	(385,179)	(188,788)	(874,358)	(310,636)

Other Incomes (Expenses)
Interest Income	1,107	-	1,476	-
Interest Expense	(343)	(692)	(896)	(2,007)
Others, net	29,610	(5,890)	150,970	(9,937)
Total Other Income (Expense)	30,374	(6,582)	151,550	(11,944)

Loss Before Income Tax Expense	(354,805)	(195,370)	(722,808)	(322,580)
Income Tax Expense, Net of Income Tax Benefit	25,094	-	25,913	-
Net Loss	(329,711)	(195,370)	(696,895)	(322,580)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	120,411	(86,854)	228,411	(55,235)
Comprehensive (Loss) Income	(209,300)	(282,224)	(468,484)	(377,815)

Net Loss Per Share- Basic and Diluted	(0.00)	(0.01)	(0.01)	(0.01)
Weighted Average Number of Shares Outstanding- Basic and Diluted	66,130,071	33,418,960	66,130,071	33,417,702

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$ (696,895)	$ (322,580)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,372	71,421
Provision for doubtful accounts	111,122	-
Provision for obsolete inventories	(59,695)	-
Deferred tax	(13,788)	-
Changes in operating assets and liabilities (net of effects of acquisition):
Decrease (increase) in:
Prepayments and deposits	(418,647)	(4,259)
Accounts receivable	(16,268)	(31,865)
GST receivable	(3,351)	(1,788)
Inventories	(2,228,992)	(86,735)
Increase (decrease) in:
Accounts payable and accrued expenses	1,207,835	(81)
Deposit Payable	-	2,208,852
Due to related parties	-	175,020
Income tax payable	(128,443)	-
Net Cash (Used in) Provided by Operating Activities	(1,984,750)	2,007,985

Cash Flows From Investing Activities
Purchase of equipment and furniture	(188,960)	(91,119)
Capitalized intangible costs	(568,826)	(305,572)
Purchase of subsidiary, net of cash acquired	-	(2,105,335)
Net Cash Used in Investing Activities	(757,786)	(2,502,026)

Cash Flows From Financing Activities
Repayment to related parties	(43,262)	(106,163)
Proceeds from common stock subscription receivable and issuance	250,000	784,121
Net Cash Provided by Financing Activities	206,738	677,958

Effect of Exchange Rate Changes on Cash and Cash Equivalents	60,491	324,219
Net (Decrease) Increase in Cash and Cash Equivalents	(2,475,307)	508,136
Cash and Cash Equivalents at Beginning of Period	4,398,282	52,122
Cash and Cash Equivalents at End of Period	$ 1,922,975	$ 560,258

Supplemental Schedule of Cash Flows Disclosures
Interest Paid	$ 338	$ 692
Income taxes paid	$ 116,318	$ -

Supplemental Schedule of Non-Cash Flows Activities
Asset purchase through contract payable	$ 1,194,521	$ -

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

June 30, 2011

1.	Company Information

ANV Security Group, Inc. and subsidiaries (the “Company” or “ANVS”) is specialized in new products research and development, software solutions, technologies for network video surveillance and video alarm service platforms. ANV Security Group, Inc. has developed products such as IP cameras and DVS (Digital Video Servers), as well as NVRs, DVRs, CCTV cameras etc. It has also developed the first automatic video alarm platform in the world: www.usci8.com. This patent was officially approved by U.S. Patent and Trademark Office (USPT) on October 22, 2009 with patent number US2009/0265747A1. This platform performs instant notification to the owner via SMS, e-mail, telephone or cell-phone when an alarm is triggered worldwide in any time zone and captures the event images in video surveillance servers.

ANV Security Group, Inc. was established in December 18, 2006 in Vancouver, Canada. It is a Nevada company. The Company’s plan is to become a fully integrated developer, designer, manufacturer, marketer, installer and servicer of web based security systems for residential, commercial and government customers operating in the Peoples Republic of China, the United States of America, and to a lesser extent Canada. Also the Company offers a wide range of video cameras powered by the next generation H.264 video technologies and our patent pending USCI8.com services platforms.  We are currently headquartered in Shenzhen, China.

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

In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the three and six months ended June 30, 2011 and 2010 were net loss and the foreign currency translation adjustment.

f)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and certificates of deposit having a maturity date of three months or less upon acquisition.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Asia and Canada.  The Company has not experienced any losses in such bank accounts through June 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

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

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of June 30, 2011, the Company had a GST tax receivable of $9,676.

k)	Prepayment and Deposits

Prepayment and deposits represent the cash paid in advance for purchasing of inventory items from suppliers and the amount as of June 30, 2011 was $1,214,780 and $826,661 for December 31, 2010.

l)	Property, Plant and Equipment

Property, plant and equipment consist of production equipment, office equipment and furniture, computer equipment and leasehold improvement, are carried at cost less accumulated depreciation. The property and equipment as well as leasehold improvement are depreciated on a straight line basis over an estimated useful life of 3 to 10 years.

m)	Goodwill and Intangible Assets

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

n)	Accounting for the Software to be Sold, Leased, or Otherwise Marketed

The Company accounts for software development costs in accordance with ASC 985-20, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of June 30, 2011, the capitalized surveillance software costs were $567,016, including outsourcing costs and self development costs. As these surveillance softwares are still under development, they were not amortized for the three months ended June 30, 2011.

o)	Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the three and six months ended June 30, 2011 and 2010.

p)	Financial Instruments and Fair Value Measures

ASC 820, Fair Value Measurements and Disclosures clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

q)	Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, which requires that revenue be recognized when it is earned and either realized or realizable. In general, the Company generates revenue from the sales of surveillance and safety products and systems and revenue is recognized when the following criteria are met:

(i)

Persuasive evidence of an arrangement exists – The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered typically in the form of a signed contract or purchase order;

(ii)

Delivery has occurred – For product sales, delivery generally takes place when title to the product is transferred, which generally take place when products are shipped to or accepted by the customer, depending on the terms of the contract;

(iii)	The fee is fixed or determinable – Fees are fixed or determinable based on the contract or purchase order terms; and
(iv)	Collection is probable – The Company performs a credit review of all customers with significant transactions to determine whether a customer is creditworthy and collection is probable.

r)	Income Taxes

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of June 30, 2011.

s)	Foreign Currency Translation

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

t)	Basic and Diluted Net Income (Loss) Per Share

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company’s common stock equivalents at June 30, 2011 and December 31, 2010 include the following:

	June 30, 2011	December, 2010

Options	140,000	140,000
Warrants	-	-

	140,000	140,000

u)	Recent Accounting Pronouncements

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

Note 3.  Inventory

Inventories consisted of the following:

	June 30, 2011	December 31, 2010

Raw materials	$2,532,572	$1,567,815
Work-in-progress	3,181,138	1,884,438
Finished goods	2,066,880	1,196,891
Less: provision for inventory	(97,740)	(154,484)
	$7,682,850	$4,494,660

Note 4.  Property, Plant and Equipment, net

Property, Plant and Equipment, net, consisted of the following:

	June 30, 2011		December 31, 2010

Machinery and equipment	$493,881	$	$446,090
Furniture and office equipment	850,922		402,107
	1,344,803		848,197
Less: Accumulated depreciation	(184,447)		(68,082)
	$1,160,356	$	$780,115

Note 5. Goodwill and other Intangible Assets

In the second quarter ended June 30, 2011, the Company acquired four companies from different unaffiliated persons in arms length transactions.  The principals of the acquired companies will receive up to 2 million shares of our common stock on the condition of proving the value of the assets purchased is RMB2,300,000 or approximately US$350,000 and the acquired company contributing a net profit of RMB1,500,000 or approximately US$230,000 in the 12 months after the transaction closes.  Accordingly, each acquisition is subject to adjustment based on an audit of the acquired company and its results. The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii) Taian Comins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang Huasheng Shiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

The following table summarizes the activity in the Company's goodwill account during the six months ended June 30, 2011 and fiscal year 2010:

	June 30, 2011	December 31, 2010

Beginning balance	$6,274,629	$-
Goodwill acquired during the year
Flybit	-	2,258,774
Angesi	-	4,015,855
Jinan Hualutong	46,099	-
Shijiazhuang Huilin	46,099	-
Taian Comins	44,601	-
Shenyang Huasheng	44,602	-

Ending balance	$6,456,030	$6,274,629

Intangible assets are summarized by classifications as follows:

	June 30, 2011	December 31, 2010

Surveillance software	$1,969,495	$1,353,650
Financial software	16,207	12,037
Incorporation Cost	57,651	55,644
Less: Accumulated amortization	(370,194)	(214,098)
	$1,673,159	$1,207,233

Note 6. Accounts Payable and Accrued Expenses

As at June 30, 2011 accounts payable and accrued expenses amounted $6,510,022 representing trade payables to supplier during normal course of business and accrued expenses incurred in normal operations. As at December 31, 2010, accounts payable and accrued expenses amounted $5,217,938.

Note 7. Income Taxes

As at June 30, 2011, the Company has a net operating loss carry forward for tax purposes totaling approximately $2,624,546 consisting of $450,000 from ANV Security Group, Inc., $1,554,804 from ANV Video Alarm Service Inc., $33,320 from ANV Security Group Technology (Taian) Co., Ltd and $586,422 from ANV Security Group (Asia) Co., Limited. The net operating loss carries forwards for income taxes, which may be available to reduce future years' taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit of ANV Security Group, Inc. and ANV Video Alarm Service Inc to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Note 8. Related Party Transactions

As at June 30, 2011 and December 31, 2010, the Company owed individual affiliated shareholders in amount of $176,901 and $214,846 respectively.

During the three and six months ended June 30, 2011, the Company recognized sales revenue of $1,917,041 and $4,216,890 from HongKong AOPVision Tech Co., Limited (“HongKong AOPVision”), which accounted for 24% and 32% of the consolidated revenue of the corresponding periods. As of June 30, 2011 and December 31, 2010, the amounts in accounts receivable due from HongKong AOPVision were $600,753 and $524,404, respectively. HongKong AOPVision's sole shareholder is a family member of one of the key management and Company's shareholder who holds 5.91% of our equity.

Note 9. Capital Stock

The Company is authorized to issue 100,000,000 shares of common stocks, par value $0.001 per share. As of June 30, 2011 and as of December 31, 2010, the number of voting common shares issued and outstanding was 66,130,071.

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

Note 10. Equity Compensation Plan

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at June 30, 2011, the Company has granted 140,000 shares options.

 Note 11. Operating Risk

(a) Concentration of credit risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash, accounts and notes receivable. The Company places its cash with financial institutions with high credit ratings.

(b) Country risk

Revenues of the Company are mainly derived from the sales in Asia. The Company hopes to expand its operations to countries outside Asia, however, such expansion has not been commenced and there are no assurances that the Company will be able to achieve such an expansion successfully. Therefore, a downturn or stagnation in the economic environment of China and other Asian markets could have a material adverse effect on the Company's financial condition.

(c) Product risk

ANVS might have to compete with larger companies who have greater funds available for expansion, marketing, research and development and the ability to attract more qualified personnel.  There can be no assurance that ANVS will remain competitive should this occur.

(d) Exchange risk

The Company cannot guarantee that the current exchange rates will remain steady, therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of fluctuating exchange rates actually post higher or lower profit depending on exchange rates of RMB and Hong Kong dollar converted to U.S. dollars on that date. The exchange rates could fluctuate depending on changes in the political and economic environments without notice.

Note 12. Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer.

In the three and six months ended June 30, 2011, the Company had only sold security devices and units and accordingly the Company had a single operating segment during the reporting period.

Note 13. Commitments and Contingencies

Lease Commitments

The Company leases its North American office space and laboratory facility in Richmond, British Columbia which starts on April 1, 2010 and expires on March 31, 2013. Its total monthly minimum rental fee is $3,285.

The Company leases its headquarter office in Shenzhen, China which expires on January 14, 2014. Its total monthly rental fee is RMB 97,759.39 (US$15,106).

The Company leases its principal manufacturing and showroom facility in Shenzhen China which expires on January 20, 2013. Its total monthly rental fee is RMB117,520 (US$18,159).

13.2   Litigation

As per the Company, as of June 30, 2011, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANVS.

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

RESULTS OF OPERATIONS

Financial Performance Highlights of Three Months Ended June 30, 2011

We caution you that the three and six months ended June 30, 2011 includes substantial operations in China that were not a part of our operations in the prior year same period. Therefore direct comparisons are not useful or relevant.

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

On April 30, 2011 and June 30, 2011, the Company completed the acquisitions of four companies from different unaffiliated persons in arms length transactions. These acquisitions are part of the Company’s strategy to increase its marketing and sales capacity.

Revenues in second quarter of 2011 were $8.1 million, which driven by the business of surveillance product and systems. The surveillance and security product market in China continued to expand. However, the business environment remains competitive and difficult. Management would continue focusing on management controls and improving operating and manufacturing efficiencies via the restructuring process to reach the positive synergy upon completion of the acquisitions.

The following are some financial highlights for the three months ended June 30, 2011:

●	Revenues: Revenues recorded $8,154,507.

●	Gross margin: Gross margin was 18.7%.

●	Operating loss: Operating loss was ($385,179).

●	Operating margin: Operating loss margin was (4.7%).

●	Net loss: Net loss was ($329,711).

●	Net margin: Net loss margin was (4.0%).

●	Comprehensive loss: Comprehensive loss was ($209,300) after foreign currency translation adjustment of $120,411.

In the second quarter of 2011, our revenues increased to US$8.15 million as compared to US$4.92 million in the first quarter of 2011.  The net loss in the second quarter of 2011 was reduced to (US$329,711) from _(US$367,184) in the first quarter of 2011, while further narrowed down the net loss in order to be in line with the Company’s profitability goals this year. As a percentage of revenue, net loss margin went from 7.5% in the first quarter of the fiscal year to 4.0% in the second quarter of the fiscal year.  The decrease in net loss in gross dollar amounts and as a percentage of sales reflects our increased efficiencies as we are more fully utilizing our existing plant and equipment capacity because we have more orders and we are streamlining operations. A portion of our growth in revenue results from several acquisitions of other companies, but our revenues have also increased from our existing operations. Management believes that our growth was due to our continued efforts in product innovation and our commitment to quality and that these factors will continue to drive our growth and improve the bottom line on our sales for the rest of the year.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,922,975 as of June 30, 2011, as compared to $4,398,282 as of December 31, 2010, a decrease of $2,475,307. The decrease of cash and cash equivalents during the six months ended June 30, 2011 was primarily attributable to cash used in operations of $1,984,750, purchases of equipment and furniture of $188,960, capitalized intangible costs 568,826 and net repayment to related parties of $43,262.

Net cash used in operating activities was $1,984,750 for the six months ended June 30, 2011, as compared to net cash provided by operating activities $2,007,985 for the six months ended June 30, 2010. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the six months ended June 30, 2011.

Net cash used in investing activities was $757,786 for the six months ended June 30, 2011, as compared to $2,502,026 for the six months ended June 30, 2010. Main components of cash flows from investing activities for the six months ended June 30, 2011 included cash of $568,826 used in capitalized surveillance software intangible assets and $188,960 used in purchases of equipment and furniture. Main components of cash flows from investing activities for the six months ended June 30, 2010 mainly included capitalized intangible assets of $305,572.

Net cash provided by financing activities was $206,738 for the six months ended June 30, 2011 as compared to $677,958 for the six months ended June 30, 2010. Main components of cash flows from financing activities for the six months ended June 30, 2011 included proceeds from stock subscription receivable of $250,000, offset by $43,262 of net repayment to related parties. Cash flows from financing activities for the six months ended June 30, 2010 included $784,121 of proceeds from the issuance of common stock, offset by $106,163 of net repayment to related parties.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

None.

Item 6. Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Weixing Wang, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of ANV Security Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b.

Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles:

c.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2011

/s/

Weixing Wang

     Weixing Wang

     CEO and President

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul Lau, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of ANV Security Group, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b.

Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles:

c.  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 12, 2011

/s/ Paul Lau

     Paul Lau, CFO

Exhibit 32.1

Section 1350 Certification

STATEMENT FURNISHED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the CEO and President of ANV Security Group, Inc.  This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Certification accompanies the Quarterly Report on Form 10-Q of ANV Security Group, Inc. for the quarter ended June 30, 2011.

The undersigned certifies that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of ANV Security Group, Inc. as of June 30, 2011.

This Certification is executed as of August 12, 2011.

/s/  Weixing Wang

     Weixing Wang

     CEO and President

     Exhibit 32.2

Section 1350 Certification

STATEMENT FURNISHED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the CFO of ANV Security Group, Inc.  This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Certification accompanies the Quarterly Report on Form 10-Q of ANV Security Group, Inc. for the quarter ended June 30, 2011.

The undersigned certifies that such 10-K/T Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-K/T Report fairly presents, in all material respects, the financial condition and results of operations of ANV Security Group, Inc. as of June 30, 2011.

This Certification is executed as of August 12, 2011.

.

/s/ Paul Lau

     Paul Lau,  CFO

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

August 8, 2011