Form 10-Q
period 2011-09-30
ANV SECURITY GROUP INC.
filed 2011-11-09
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, 66,130,071 shares of common stock, par value $0.001 per share, were outstanding, of which 22,075,071 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	As of
	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,515,606	$ 4,398,282
Accounts Receivable, net	3,937,885	3,341,125
GST Receivable	11,066	6,046
Inventories, net	6,543,556	4,494,660
Prepayments and Deposits	1,242,073	826,661
Total Current Assets	13,250,186	13,066,774

Property, Plant and Equipment, net	1,149,389	780,115
Intangible Assets, net	1,624,067	1,207,233
Goodwill	6,456,030	6,274,629
Deferred Tax Assets	766,034	717,745
Total Assets	$ 23,245,706	$ 22,046,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 5,484,601	$ 5,217,938
Income Tax Payable	-	120,051
Contract Payable	1,276,149	-
Due to Related Parties	261,296	214,846
Total Current Liabilities	7,022,046	5,552,835
Total Liabilities	7,022,046	5,552,835

Commitments and Contingencies

Stockholders' Equity
Common Stock	66,130[1]	66,130[1]
Additional Paid-in Capital	18,325,289	18,325,289
Deficit Accumulated	(2,744,220)	(1,927,651)
Accumulated Other Comprehensive Income	576,461	279,893
Less: Stock Subscription Receivable	-	(250,000)
Total Stockholders' Equity	16,223,660	16,493,661

Total Liabilities and Stockholders' Equity	$ 23,245,706	$ 22,046,496

[1] ($0.001 par value, 100,000,000 shares authorized, 66,130,071 shares issued and outstanding)

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Revenues	7,450,210	108,620	20,524,242	140,246
Cost of Sales	5,688,389	97,325	16,233,508	111,460
Gross profit	1,761,821	11,295	4,290,734	28,786

Operating Expenses
Selling and Marketing	613,720	13,399	1,502,611	76,661
General and Administrative	1,036,380	619,437	3,029,157	884,302
Research and Development	347,621	-	869,224	-
Total Operating Expenses	1,997,721	632,836	5,400,992	960,963
Operating (loss)	(235,900)	(621,541)	(1,110,258)	(932,177)

Other Incomes (Expenses)
Interest Income	540	156	2,016	156
Interest Expense	(693)	(1,147)	(1,589)	(3,154)
Others, net	116,744	13,891	267,714	3,954
Total Other Income (Expense)	116,591	12,900	268,141	956

Loss Before Income Tax Expense	(119,309)	(608,641)	(842,117)	(931,221)
Income Tax Expense, Net of Income Tax Benefit	(365)	-	25,548	-
Net Loss	(119,674)	(608,641)	(816,569)	(931,221)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	68,157	95,234	296,568	39,999
Comprehensive (Loss) Income	(51,517)	(513,407)	(520,001)	(891,222)

Net Loss Per Share- Basic and Diluted	(0.00)	(0.01)	(0.01)	(0.02)
Weighted Average Number of Shares Outstanding- Basic and Diluted	66,130,071	50,251,995	66,130,071	38,886,691

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$ (816,569)	$ (931,221)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422,206	142,035
Provision for doubtful accounts	114,842	-
Provision for obsolete inventories	(57,486)	-
Deferred tax	(17,644)	-
Foreign Currency Exchange Loss	-	15,514
Changes in operating assets and liabilities (net of effects of acquisition):
Decrease (increase) in:
Prepayments and deposits	(434,603)	(7,459)
Accounts receivable	(502,568)	508
GST receivable	(5,594)	(4,985)
Inventories	(998,983)	(125,453)
Increase (decrease) in:
Accounts payable and accrued expenses	92,730	(23,344)
Due to related parties	-	3,979,886
Income tax payable	(125,013)	-
Net Cash (Used in) Provided by Operating Activities	(2,328,682)	3,045,481

Cash Flows From Investing Activities
Purchase of equipment and furniture	(249,503)	(28,007)
Capitalized intangible costs	(671,167)	(1,026,096)
Purchase of subsidiary, net of cash acquired	-	29,485
Net Cash Used in Investing Activities	(920,670)	(1,024,618)

Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	38,692	(33,244)
Proceeds from common stock subscription receivable and issuance	250,000	3,184,121
Net Cash Provided by Financing Activities	288,692	3,150,877

Effect of Exchange Rate Changes on Cash and Cash Equivalents	77,984	458,215
Net (Decrease) Increase in Cash and Cash Equivalents	(2,882,676)	5,629,955
Cash and Cash Equivalents at Beginning of Period	4,398,282	52,122
Cash and Cash Equivalents at End of Period	$ 1,515,606	$ 5,682,077

Supplemental Schedule of Cash Flows Disclosures
Interest Paid	$ 1,034	$ 1,147
Income taxes paid	$ 116,318	$ -

Supplemental Schedule of Non-Cash Flows Activities
Asset purchase through contract payable	$ 1,194,521	$ -

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

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

In accordance with FASB ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s only components of comprehensive loss during the three and nine months ended September 30, 2011 and 2010 were net loss and the foreign currency translation adjustment.

f)	Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and certificates of deposit having a maturity date of three months or less upon acquisition.

g)	Concentration of Credit Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions in Asia and Canada.  The Company has not experienced any losses in such bank accounts through September 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions at which it holds deposits.

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

GST receivable represents tax credit that the Canadian Company receives when the Company pays GST tax during normal operations. As of September 30, 2011, the Company had a GST tax receivable of $11,066.

k)	Prepayment and Deposits

Prepayment and deposits represent the cash paid in advance for purchasing of inventory items from suppliers and the amount as of September 30, 2011 was $1,242,073 and $826,661 for December 31, 2010.

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

n)	Accounting for the Software to be Sold, Leased, or Otherwise Marketed

The Company accounts for software development costs in accordance with ASC985-20, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Costs related to establishing the technological feasibility of a software product are expensed as incurred as a part of research and development in general and administrative expenses. Costs that are incurred to produce the finished product after technological feasibility is established are capitalized and amortized over the estimated economic life of 5 years. The Company performs periodic reviews to ensure that unamortized program costs remain recoverable from future revenue.

As of September 30, 2011, the capitalized surveillance software costs were $669,120, including outsourcing costs and self development costs. As these surveillance softwares are still under development, they were not amortized for the three months ended September 30, 2011.

o)	Long-Lived Assets

In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The Company estimates fair value based on the information available in making whatever estimates, judgments and projections are considered necessary.  There was no impairment of long-lived assets during the three and nine months ended September 30, 2011 and 2010.

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

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of September 30, 2011.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. The Company’s common stock equivalents at September 30, 2011 and December 31, 2010 include the following:

	September 30, 2011	December, 2010

Options	140,000	140,000
Warrants	-	-

	140,000	140,000

u)	Recent Accounting Pronouncements

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

Note 3.  Inventory

Inventories consisted of the following:

	September 30, 2011	December 31, 2010

Raw materials	2,385,457	1,567,815
Work-in-progress	2,178,651	1,884,438
Finished goods	2,081,953	1,196,891
Less: provision for inventory	(102,505)	(154,484)
	6,543,556	4,494,660

Note 4.  Property, Plant and Equipment, net

Property, Plant and Equipment, net, consisted of the following:

	September 30, 2011	December 31, 2010

Machinery and equipment	599,229	446,090
Furniture and office equipment	825,297	402,107
	1,424,526	848,197
Less: Accumulated depreciation	(275,137)	(68,082)
	1,149,389	780,115

Note 5. Goodwill and other Intangible Assets

In the second quarter ended June 30, 2011, the Company acquired four companies from different unaffiliated persons in arms length transactions.  The principals of the acquired companies will receive up to 2 million shares of our common stock on the condition of proving the value of the assets purchased is RMB2,300,000 or approximately US$350,000 and the acquired company contributing a net profit of RMB1,500,000 or approximately US$230,000 in the 12 months after the transaction closes.  Accordingly, each acquisition is subject to adjustment based on an audit of the acquired company and its results. The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii)Taian Comins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang HuashengShiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

The following table summarizes the activity in the Company's goodwill account during the nine months ended September 30, 2011 and fiscal year 2010:

	September 30, 2011	December 31, 2010

Beginning balance	6,274,629	-
Goodwill acquired during the year
Flybit	-	2,258,774
Angesi	-	4,015,855
Jinan Hualutong	46,099	-
Shijiazhuang Huilin	46,099	-
Taian Comins	44,601	-
Shenyang Huasheng	44,602	-

Ending balance	6,456,030	6,274,629

Intangible assets are summarized by classifications as follows:

	September 30,2011	December 31, 2010

Surveillance software	1,963,715	1,353,650
Financial software	17,134	12,037
Incorporation Cost	53,217	55,644
Less: Accumulated amortization	(409,999)	(214,098)
	1,624,067	1,207,233

Note 6. Accounts Payable and Accrued Expenses

As at September 30, 2011 accounts payable and accrued expenses amounted $5,484,601 representing trade payables to supplier during normal course of business and accrued expenses incurred in normal operations. As at December 31, 2010, accounts payable and accrued expenses amounted $5,217,938.

Note 7. Income Taxes

As at September 30, 2011, the Company has a net operating loss carry forward for tax purposes totaling approximately $2,744,220 consisting of $450,000 from ANV Security Group, Inc., $1,696,390 from ANV Video Alarm Service Inc., $41,768 from ANV Security Group Technology (Taian) Co., Ltd and $556,062 from ANV Security Group (Asia) Co., Limited. The net operating loss carries forwards for income taxes, which may be available to reduce future years' taxable income. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's continuing losses for income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit of ANV Security Group, Inc. and ANV Video Alarm Service Inc to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

Note 8. Related Party Transactions

As at September 30, 2011 and December 31, 2010, the Company owed individual affiliated shareholders in amount of $261,296 and $214,846 respectively.

During the three and nine months ended September 30, 2011, the Company recognized sales revenue of $1,372,399 and $5,589,279 from HongKong AOPVision Tech Co., Limited (“HongKong AOPVision”), which accounted for 18% and 27% of the consolidated revenue of the corresponding periods. As of September 30, 2011 and December 31, 2010, the amounts in accounts receivable due from HongKong AOPVision were $221,338 and $524,404, respectively. HongKong AOPVision's sole shareholder is a family member of one of the key management and Company's director & shareholder who holds 5.91% of our equity.

Note 9. Capital Stock

The Company is authorized to issue 100,000,000 shares of common stocks, par value $0.001 per share. As of September 30, 2011 and as of December 31, 2010, the number of voting common shares issued and outstanding was 66,130,071.

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

Note 10. Equity Compensation Plan

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at September 30, 2011, the Company has granted 140,000 shares options.

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

In the three and nine months ended September 30, 2011, the Company had only sold security devices and units and accordingly the Company had a single operating segment during the reporting period.

Note 13. Commitments and Contingencies

13.1 Lease Commitments

The Company leases its North American office space and laboratory facility in Richmond, British Columbia which starts on April 1, 2010 and expires on March 31, 2013. Its total monthly minimum rental fee is $3,285.

The Company leases its headquarter office in Shenzhen, China which expires on January 14, 2014. Its total monthly rental fee is RMB 97,759 (US$15,383).

The Company leases its principal manufacturing and showroom facility in Shenzhen China which expires on January 20, 2013. Its total monthly rental fee is RMB117,520 (US$18,493).

13.2   Litigation

As per the Company, as of September 30, 2011, there are no actions, suits, proceedings or claims pending against or materially affecting the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANVS.

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

RESULTS OF OPERATIONS

Financial Performance Highlights of Three Months Ended September 30, 2011

We caution you that the three and nine months ended September 30, 2011 includes substantial operations in China that were not a part of our operations in the prior year same period. Therefore direct comparisons are not useful or relevant.

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

Revenues in third quarter of 2011 were $7.4 million, which driven by the business of surveillance product and systems. The surveillance and security product market in China continued to expand. However, the business environment remains competitive and challenging. Management would continue focusing on management controls and improving operating and manufacturing efficiencies via the restructuring process to reach the positive synergy upon completion of the acquisitions.

The following are some financial highlights for the three months ended September 30, 2011:

●	Revenues: Revenues recorded $7,450,210.

●	Gross margin: Gross margin was 23.6%.

●	Operating loss: Operating loss was ($235,900).

●	Operating margin: Operating loss margin was (3.2%).

●	Net loss: Net loss was ($119,674).

●	Net margin: Net loss margin was (1.6%).

●	Comprehensive loss: Comprehensive loss was ($51,517) after foreign currency translation adjustment of $68,157.

In the third quarter of 2011, our revenues decreased slightly to US$7.4 million as compared to US$8.1 million in the second quarter of 2011.  The net loss in the third quarter of 2011 was improved from  (US$329,711) to (US$119,674) as compared with second quarter, we further decreased our net losses and our results are in line with the Company’s profitability goals this year.  As a percentage of revenue, net loss decreased from 4.0% of revenues in the second quarter of the fiscal year to 1.6% in the third quarter of the fiscal year.  The improvement in our gross profit as well as the improvement in net loss in gross dollar amounts was attributed to the synergy of effective restructuring and streamlining of our operations structure. Management believes that our momentum of organic growth would continuous in benefit from our intensive R&D on product innovation and our commitment to quality and that these factors will drive our growth and improve the bottom line.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,515,606 as of September 30, 2011, as compared to $4,398,282 as of December 31, 2010, a decrease of $2,882,676. The decrease of cash and cash equivalents during the nine months ended September 30, 2011 was primarily attributable to cash used in operations of $2,328,682, purchases of equipment and furniture of $249,503 and capitalized intangible costs of $671,167.

Net cash used in operating activities was $2,328,682 for the nine months ended September 30, 2011, as compared to net cash provided by operating activities $3,045,481 for the nine months ended September 30, 2010. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the nine months ended September 30, 2011.

Net cash used in investing activities was $920,670 for the nine months ended September 30, 2011, as compared to $1,024,618 for the nine months ended September 30, 2010. Main components of cash flows from investing activities for the nine months ended September 30, 2011 included cash of $671,167 used in capitalized surveillance software intangible assets and $249,503 used in purchases of equipment and furniture. Main components of cash flows from investing activities for the nine months ended September 30, 2010 mainly included capitalized intangible assets of $1,026,096.

Net cash provided by financing activities was $288,692 for the nine months ended September 30, 2011 as compared to $3,150,877 for the nine months ended September 30, 2010. Main components of cash flows from financing activities for the nine months ended September 30, 2011 included proceeds from stock subscription receivable of $250,000, and $38,692 of net proceeds from related parties. Cash flows from financing activities for the nine months ended September 30, 2010 included $3,184,121 of proceeds from the issuance of common stock, offset by $33,244 of net repayment to related parties.

We have funded our activities to date primarily through the sales of surveillance and safety products and systems and the issuance of equity securities. Our working capital resources should be sufficient for our operation within the year and we are seeking additional bank lines and placement of equity. However, we can give no assurance we will be successful in these efforts.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

November 4, 2011