Form 10-K
period 2011-12-31
ANV SECURITY GROUP INC.
filed 2012-03-30
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

Commission File No.: 000-53802

ANV Security Group, Inc.
--------------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)

Nevada --------------------------------------------------------- (State or Other Jurisdiction of Incorporation or Organization)	13-3089537 (I.R.S. Employer Identification No.)

8th Floor, Block B, R&D Building, Tsinghua Hi-Tech Park, North Area of Shenzhen Hi-Tech & Industrial Park, Nanshan District, Shenzhen, China 518057

---------------------------------------------------------------------------

(Address of Principal Executive Offices)

0086-755-8665-6436

(Registrant’s telephone number, including area code)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

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

   Large accelerated filer ☐      Accelerated filer  ☐  Non-accelerated Filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011:  $2,214,547

The number of shares of the registrant’s common stock outstanding as of December 31, 2011:  74,130,071.

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this report that are not historical facts. These forward-looking statements can be identified by use of terminologies such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under Risk Factors. Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

References to “us”, “we” and “our” in this report refer to ANV Security Group, Inc together with our subsidiaries.

ITEM 1. BUSINESS

General Development of Business

Overview of Our Business

ANV Security Group, Inc. and its subsidiaries (the “Company” or “ANVS”) is specialized in new product research & development, software solutions, technologies for network video surveillance and video alarm service platforms.  ANVS has developed products of IP camera and digital video server (“DVS”), as well as NVR, DVR, CCTV camera, etc.  It has also developed the first automatic video alarm platform in the world: www.usci8.com.  A patent for this platform was officially approved by the US Patent and Trademark Office (“USPT”) on October 22, 2009 with patent number US2009/0265747A1.  This platform performs instant notification to the owner via SMS, e-mail, telephone or cellular phone when an alarm is triggered worldwide in any time zone and captures the event images in user accessible video surveillance servers.

In 2010, our business experienced an exceptional growth through a series of acquisitions in China and was successfully transformed from a start-up company into a leading video surveillance system and solution provider. We are primarily engaged, through our Chinese subsidiaries, in the developing,   manufacturing and marketing of video surveillance products, systems and solutions.

In 2011 the majority of our revenues were derived from the provision of advanced IP based video surveillance solutions to a wide range of customers worldwide.  Our sales network was expanded significantly in 2010. Our channel partner network enables our product to be distributed to over 50 countries worldwide. Our subsidiaries in China collectively have more than 13 branch offices and cover most of China’s populated areas.

The size of our company expanded with more than 300 staff, 3 R&D centers and about 8000 square meter manufacturing base.

On February 10, 2011, our Board of Directors passed a resolution to change our fiscal year-end from March 31 to December 31.  This decision to change to December 31 fiscal year-end is to align the Company with the fiscal year-ends of its principal operating subsidiaries.

Our revenue has experienced a dramatic increase in the past two years.  For the fiscal year ended March 31, 2010, our revenue was $0.02 million while for the nine-month period ended December 31, 2010, our revenue reached $7.16 million.  For the year ended December 31, 2011, our revenue increased to $26.84 million.  The primary reason for this dramatic increase was the various acquisitions effected by the Company in 2010 and 2011.

We strive to provide customer-driven, leading-edge solutions to our customers and actively pursue acquisition prospects and other strategic opportunities.

Organizational History

We were originally called “B.G.S. Energy, Inc.” and were incorporated under the laws of the State of Nevada on May 29, 1981. We were organized to engage in, alone or in conjunction with others, the exploration for, and where warranted, the development of oil, gas and mineral properties, the sale of oil, gas and mineral related leases. We became public in 1981 in a best efforts public offering and thereafter operated various oil and gas properties.  We owned various oil and gas leases in Utah, Oklahoma, Kentucky, Texas and other states from time to time in the 1980’s.  In 1988 we changed our name to Dini Products Inc. and continued our oil and gas operations.  Our revenues decreased and in 1992 we became dormant and did not have any operations for many years until we acquired all of the shares of Canada ANV Systems, Inc., a British Columbia corporation (“CANV”) in June 2009 and changed our name to ANV Security Group, Inc.  In 2010, we finalized a series of acquisitions of video surveillance companies in China, and our business became the business of our directly and indirectly wholly-owned Chinese subsidiaries. We are currently headquartered in Shenzhen, China.

Business Segments

In fiscal year 2010, we restructured our business into the following segments in order to meet our customers’ growing demand and to realign management and operation procedures in each segment:

The Product Segment provides design, manufacture and sale of video surveillance products, including CCTV cameras, digital video recorders, network cameras and network video storage equipment (the “Product Segment”);

The Solution Segment provides design, integration and sale of video surveillance system and software platforms, including mobile video surveillance solutions, video conferencing & surveillance solutions, and all-IP surveillance solutions (the “Solution Segment”);

The Service Segment provides network based Video-Surveillance-as-a-Service (VSaaS) (the “Service Segment”);

In 2011, the Product Segment contributes the major portion of our revenue. The Solution Segment and Service Segment are currently in the development stage, and the assets and operating results were not significant in 2011. However, we expect that Solution Segment will play an important role in both revenue generation and brand exposure in next couple of years.

As a pioneer of VSaaS provider in Canada, we will continue to explore and invest into more opportunities in the Service Segment in next few years, especially in China and North America – two of the largest surveillance markets in the world.

Overall, with the three combined segments, we are able to provide our customers a one-stop solution and service that is powered by advanced video and network technology, which we believe many of our competitors cannot match.

The Video Surveillance Industry in General

According to markets report in December 2010, the increasing need for security is driving the growth of the global video surveillance market. The video surveillance market is expected to grow from $11.5 billion in 2008 to $37.7 billion in 2015 at a CAGR of 20.4% from 2010 to 2015.

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

China, one of the fastest growing economies in the world, is one of the largest consumers in the global surveillance market. The Chinese government is the biggest force to fuel the rapid growing of surveillance market in China.  According to the approved “The 12th Five-Year Development Plan of Surveillance Industry (2011-2015)”, the Chinese government is aiming to double the surveillance industry scale (including service segment) in next five years, reaching over $80 billion in 2015.

Management believes that with the current business strategy and segments in placed in 2011, the Company is well-positioned to participate in these trends.

Our Products & Services

We manufacture key components of video surveillance products, and rely on our own factory to assemble the final products utilizing our technology. All of our final products are fully branded and developed independently. We also design software and manufacture most of our hardware products independently. Our main products include embedded DVRs, mobile DVRs, CCTV cameras, and network cameras.

1.

Embedded DVRs

Our embedded DVR provides recording and compression functions. It has a pre-installed surveillance software system developed by us, upgradable hard drive, network server function, H.264 video compression, 4-36 signal input channels, and uses Microsoft’s Windows operating system. As compared to our stand-alone DVR, the embedded DVR has higher capacity to accommodate the recording functions for a greater number of cameras. The primary markets for these products are large projects and community security projects.

2.

Mobile DVRs

Our mobile DVR is smaller in size and has a maximum of 4 ports. The mobile DVR can be installed in a vehicle and enables recording of digital video images within the vehicle’s cabin. This product is easily installable, supports Global Positioning System/General Packet Radio Service, has 1 to 4 signal input channels, and has H.264 video compression. It can also be equipped with wireless transmission module (Wi-Fi/3G module), which allows the control center to supervise or monitor each vehicle remotely. The primary markets for this product are the transportation industry and governmental agencies.

3.

Digital Cameras

Digital cameras can be easily installed in most locations on a customer’s site. The range of cameras that we produce and sell includes high-speed dome cameras, which can view 360 degrees, pan, zoom, and tilt, all at high speed.  They include color Charge Coupled Device (CCD) cameras, indoor color CCD dome cameras, color/black and white CCD flying saucer cameras, infrared CCD multi-function cameras, mini-digital signal processing cameras, indoor stand-alone sphere CCD cameras, and network high-speed sphere CCD cameras.

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

5.

Intelligent Central Management Software Platforms

Our intelligent central management software platforms (ICMSP) are used for the management and integration of many kinds of video surveillance and security equipment. It can be modified to meet different customer needs. With combined ICMSP and hardware equipment (e.g. DVR, camera), we can provide complete surveillance and security solutions to different industry segments.  We plan to continue to strengthen our software development platform with a more organic combination of hardware and software to achieve greater market success.

Customers

Our customer base is quite diverse and our revenue does not rely on a single customer or a certain group of customers.

Geographically, China is the most important market for us since about 70 percent of our revenue is generated from this country. Besides China, we have also sold our products to more than 50 countries in the past several years. We are going to further strengthen global sales network through both channel partners and our branch offices and subsidiaries.

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

Competition

The video surveillance market is highly competitive and fragmented with a number of international firms and thousands of smaller regional and local companies.  However, the surveillance and safety industry is still nascent, and no company has obtained dominant position, especially in developing countries, like China.  In addition, it is difficult in the surveillance and safety industry for very large companies to reap benefits from their size because most surveillance and safety projects require the product to be specially tailored to meet customers’ individual requirements.

In the surveillance and safety industry, competition is based on price, product quality, ability to distribute products, and ability to provide after-sales services.  Competition is also based on a company’s ability to perform installations timely and successfully, the resources, capabilities and experience of the contractor, the regulatory licenses and approvals that the contractor holds, as well as other qualitative factors.

With the popularity of the broadband network application and the increased adoption of advanced video processing technology, more and more customers demand a completed system solution from vendors to reduce their safety risks.  But, most of the companies in surveillance industry are with limited product portfolio or lack of capability of providing such kind of system solution.

We believe we are one of a few companies in China with enough R&D capability, manufacture capacity and distribution network to satisfy such industry trend.

Sales and Marketing

Our sales and marketing force has been highly enhanced through various acquisitions in China. Currently, our sales network is able to cover most cities in China through 13 branch offices, and all major countries in North America, Europe, Middle-East and Asia through more than 100 channel partners.

We have redefined our marketing strategy with focus on product lines with higher profit margin, and eliminated several low-end product lines.  Besides remaining several existed product brand inherited from acquired companies, we position ANV brand as high-end product and solution.

We have created a dedicated sales team on marketing our provisions from Solution Segment in China.  Most of our sales team members have more than 10 years industry experience and have assisted our company in participating several major national-wide projects.

Several industry veterans with successful career experience from Honeywell, ADT, IBM and ZTE have been joined our management team to lead our marketing and sales team.

Environmental Matters

Laws and regulations relating to protection of the environment have not had a material impact on our business.

Proprietary Rights

In addition to our patent applications, we have entered into employment agreements with our key employees that require them to keep all of our proprietary information confidential and require that any invention of theirs while under our employment, except for those not related to our business, becomes our property.  Our OEM Agreement provides us with similar protections.  We cannot assure that such protections will prove adequate should they be challenged in litigation.

Research and Development

We are dependent on continuous research and development efforts to maintain our competitive position with our products.

We have made major progress in the following aspects:

1.

Successfully launched full range of mobile DVR products that support both standalone application and 3G wireless applications;

2.

Successfully launched high-definition network cameras;

3.

Successfully launched 4- 8- 16-channel D1 DVR products; and

4.

Our mobile DVR products have been approved by our major customers in Japan.

In connection to this effort, we have set up the three R&D centers in China, and hired more than 80 engineers in total.  As of December 31, 2011, the research and development expense have been incurred with approximately of 5% (2010: 5%) on total revenue.

Government Regulation

Since all surveillance and safety products are produced in China, such as DVRs, monitors, and alarm systems must satisfy testing requirements set by the China Public Security Bureau, or CPSB, and manufacturers of such products must receive the Security Technology Protection Product Manufacturing Permit from the provincial branch of CPSB. We have permits in China (“PRC”) relating to these products from CPSB.

Because our operating subsidiaries are located in the PRC, we are regulated by the national and local laws of the PRC. In addition, we are also subject to the PRC’s foreign currency regulations.

The PRC government has control over its Renminbi (“RMB”) reserves through, among other things, direct regulation of the conversion of RMB into other foreign currencies. Although foreign currencies which are required for “current account” transactions can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval from the Chinese government. We believe that we are in material compliance with all registrations and requirements for the issuance and maintenance of all licenses required by the governing bodies, and that all license fees and filings are current.

Employees

As of December 31, 2011, we had 370 employees in our offices compared to 520 employees as at December 31, 2010, all of which are full-time. None of our employees are represented by a collective bargaining unit and we consider our employee relations to be satisfactory.

The following table provides information concerning the number of the Company’s employees and their main category of activity during the year ended December 31, 2011 and the nine months ended December 31, 2010.

Main Activity	December 31, 2011	December 31, 2010

Manufacturing	78	209
Research and development	39	77
Administration	85	37
Marketing	168	197
Total	370	520

Seasonality

Our operating results and operating cash flows are subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year, and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holiday.

Item 1A. Risk Factors

Risks Relating To Our Business

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events, climate change and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

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

Our current operating cash flows, which combined with access to the credit markets, provides us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate; this has impacted demand for our products and services, and may impact our ability to manage normal relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be materially negatively impacted, including such areas as reduced demand for our products and services from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Dr. Weixing Wang, our CFO, Mr. Kevin Su, and our VP, Mr. Xiaolin Yang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot provide assurance that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future.  Many engineers and technicians obtain post-graduate or professional degrees, and the increased educational time required at the post-graduate level further restricts the pool of engineers and technicians available for employment.   We compete for all such personnel with other high tech companies in various fields.  There can be no assurance that we will be successful in hiring or retaining such qualified personnel. If we are not able to hire and retain qualified people to fill these positions, our competitive position would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to attract and retain key personnel in the future, our business, operations, financial condition, results of operations and prospects could be materially adversely affected.

Our growth strategy has required us to make acquisitions and to make additional acquisitions in the future, which could subject us to significant risks, any of which could harm our business.

Our growth strategy includes identifying and acquiring or investing in suitable candidates on acceptable terms.  We have from time to time acquired other companies as reported in our Current Reports on Form 8-K.  In 2011, we consummated four acquisitions, and this has resulted in our integrating manufacture of our products into our operations.  Over time, we may acquire or make investments in other providers of products that complement our business and other companies in the security industry. The successful integration of these companies and any other acquired businesses require us to:

●

integrate and retain key management, sales, research and development, production and other personnel

●

incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective

●

coordinate research and development efforts;

●

integrate and support pre-existing supplier, distribution and customer relationships; and

●

consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Acquisitions involve a number of risks and present financial, managerial and operation challenges, including:

●

diversion of management’s attention from running our existing business;

●

increased expenses, including travel, legal, administrative and compensation expenses resulting from newly hired employees;

●

increased costs to integrate personnel, customer base and business practices of the acquired company with our own;

●

adverse effects on our reported operating results due to possible write-down of goodwill associated with acquisitions;

●

potential disputes with sellers of acquired businesses, technologies, services, products and potential liabilities; and

●

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

In fiscal 2011, the Company acquired 4 companies from different unaffiliated persons in arms-length transactions.  The principals of each acquired company will receive a maximum of 2 million of our common stock on the condition of proving the value of the assets purchased is RMB 2,300,000 or approximately US$350,000 and the acquired company contributing a net profit of RMB 1,500,000 or approximately US$230,000 in the 12 months after the transaction closes.  Accordingly, each acquisition is subject to adjustment based on an audit of the acquired company and its results. The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii) TaianComins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang Huashengshiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

Due to our rapid growth, our past results may not be indicative of our future performance so evaluating our business and prospects may be difficult.

Our business has grown and evolved rapidly in recent years as demonstrated by our growth in sales revenue from approximately $0.16 million for the fiscal year ended March 31, 2010, to $7.16 million for the nine months ended December 31, 2010, to $26.84 million for the year ended December 31, 2011. We may not be able to achieve similar growth rate in future periods, and our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. Therefore, reliance on our past results or our historical rate of growth as an indication of our future performance is not advisable.

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

We carry insurances that our management considers customary and adequate. The laws of the jurisdictions in which we operate, may limit or prohibit insurance coverage for punitive or certain other types of damages or liability arising from gross negligence. If we incur increased losses related to employee acts or omissions, or system failure, or if we are unable to obtain adequate insurance coverage at reasonable rates, or if we are unable to receive reimbursements from insurance carriers, our financial condition and results of operations could be materially and adversely affected.

Our quarterly operating results are likely to fluctuate, which may affect our stock price.

Our quarterly revenues, expenses, operating results and gross profit margins vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors in some quarters, which could result in a decrease in the market price of our common stock. The reasons our quarterly results may fluctuate include:

●

seasonality inherent in the surveillance and safety industry;

●

variations in profit margins attributable to product mix;

●

changes in the general competitive and economic conditions;

●

delays in, or uneven timing in the delivery of, customer orders; and

●

the introduction of new products by us or our competitors.

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

Our limited ability to protect our intellectual properties, and the possibility that our technologies could inadvertently infringe technologies owned by others, may adversely affect our ability to compete.

We rely on a combination of trademarks, patent, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. A successful challenge to the ownership of our technologies could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. We have applied for a United States patent for our web based security systems.  No assurance can be given that we will be granted a patent, that, if granted, any patent will provide us with meaningful protection from infringement by others or that any patent that we may be granted will not be held by a court to infringe on the rights of others.  The loss of patent protection could materially adversely affect our business.

Product Failure, Marketplace Reputation and Liability

Through our wholesalers, dealers, installers, franchisees and direct operations we intend to install hundreds and eventually thousands of security systems.  Should any of our systems fail to perform as promised due to a product defect or a faulty installation, our reputation could be marred by adverse publicity.  We could be liable for damages suffered by our customers. Consequently our operating results and stock price could suffer.

Competition

We face a variety of competitive challenges from other security and surveillance companies in every market where we operate or plan to operate.  Many of our competitors will be large multinational or market dominant companies that have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or requirements more quickly, devote greater resources to the marketing and sale of their products or adopt more aggressive pricing policies than we can.

Control by Management

Our company is effectively controlled by management, specifically Weixing Wang and Tinyi Li who beneficially as at December 31, 2011 owned an aggregate of 11,178,396 shares or 15.08% of our 74,130,071 issued and outstanding shares of common stock.  Accordingly, they will be able to elect our board of directors and control our corporate affairs for the foreseeable future.

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

If we are unable, for technological, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or customer requirements, we could lose customers and market share. The network surveillance and safety industry is characterized by rapid technological changes. Sudden changes in customer requirements and preferences, the frequent introduction of new products and services embodying new technologies and the emergence of new industry standards and practices could render our existing products, services and systems obsolete. The emerging nature of products and services in the network surveillance and safety industry and their rapid evolution will require that we continually improve the performance, features and reliability of our products and services. Our success will depend, in part, on our ability to:

●

enhance our products and services;

●

anticipate changing customer requirements by designing, developing, and launching new products and services that address the increasingly sophisticated and varied needs of our current and prospective customers; and

●

respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of additional products and services involves significant technological and business risks and requires substantial expenditures and lead time. If we fail to introduce products with new technologies in a timely manner, or adapt our products to these new technologies, our business, financial condition and results of operations could be adversely affected. We cannot assure that even if we are able to introduce new products or adapt our products to new technologies that our products will gain acceptance among our customers. In addition, from time to time, we or our competitors may announce new products, product enhancements or technological innovations that have the potential to replace or shorten the life cycles of our existing products and that may cause customers to refrain from purchasing our existing products, resulting in inventory obsolescence.

We may not be able to maintain or improve our competitive position of strong competition in the network surveillance and safety industry, and we expect this competition to continue to intensify.

The North American and Chinese network surveillance and safety industry is highly competitive, we also face competition from international competitors. Some of our international competitors are larger than us and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in fewer customer orders and loss of market share. We cannot assure that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition could be materially adversely affected.

Our business and reputation as an OEM manufacturer of high quality surveillance products may be adversely affected by product defects or performance.

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

Some of our products and services are designed for medium to large commercial, industrial and governmental facilities desiring to protect valuable assets and/or prevent intrusion into high security facilities.  Given the nature of our products and the customers that purchase them, sales cycles can be lengthy as customers conduct intensive investigations and deliberate between competing technologies and providers. For these and other reasons, the sales cycle associated with some of our products and services is typically lengthy and subject to a number of significant risks over which we have little or no control. If sales in any period fall significantly below anticipated levels, our financial condition and results of operations could suffer.

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

Our growth strategy includes acquiring or investing in suitable candidates on acceptable terms in China.  We have also from time to time entered into letters of intent to acquire several other companies in China. We also produce our products through an OEM in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●

higher level of government involvement;

●

early stage of development of the market-oriented sector of the economy;

●

rapid growth rate;

●

higher level of control over foreign exchange; and

●

allocation of resources.

As the Chinese economy has been transitioning from a planned economy to a more market-oriented economy, the Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall Chinese economy, they may also have a negative effect on us.

Although the Chinese government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the Chinese government continues to exercise significant control over economic growth in Chinese through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of surveillance and safety investments and expenditures in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the Chinese legal system could limit the legal protections available to you and us.

Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The Chinese legal system is based on written statutes, and prior court decisions may be cited for reference, but have limited precedential value. Since 1979, a series of new Chinese laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the Chinese legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

 Chinese government exerts substantial influence over the manner in which we conduct our business activities.

 Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

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

Majority of our sales revenue and/or expenses are or will occur in China and be denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. In the future, our Chinese operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (the “SAFE”), by complying with certain procedural requirements. However, the relevant Chinese governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by Chinese operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our Chinese operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our Chinese operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the Chinese parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

In addition to the above risks, in many instances, we will seek to structure transactions in a manner that avoids the need to make applications or a series of applications with Chinese regulatory authorities under these new mergers and acquisition (“M&A”) regulations. If we fail to effectively structure an acquisition in a manner that avoids the need for such applications or if the Chinese government interprets the requirements of the new M&A regulations in a manner different from our understanding of such regulations, then acquisitions that we have effected may be unwound or subject to rescission. Also, if the Chinese government determines that our structure of any of our acquisitions does not comply with these new regulations, then we may also be subject to fines and penalties.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and the RMB and between those currencies and other currencies in which our sales may be denominated. Because substantial portion of our earnings and cash assets are dominated in RMB and our financial results are reported in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future the Chinese authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by China exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials, components and major equipment are imported. In the event that the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases onto our customers, our profitability and operating results will suffer.

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

No Active or Regular Market

Although our common stock has been quoted on the Pink Sheets since October 31, 1985 and since January 13, 2010, has been included in the OTCBB, there has been only limited and sporadic trading in our stock. Companies quoted for trading on the OTCBB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB. If our common stock is quoted on the OTCBB, and we fail to remain current on our reporting requirements, we could be removed from the OTCBB. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the OTCBB, which may have an adverse material effect on our business.

Accordingly, there can be no assurance as to the liquidity of any present or future markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity-related securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sales of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At December 31, 2011 we had outstanding an aggregate of 63,584,610 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

No Dividends

We have never paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices comprised of 1,564.15 square meters (approximately 16,770 square feet) at a rental of RMB 97,759.39 (approximately US$15,515).  The lease, a copy of which is filed as an exhibit to this Report, further allocates certain obligations and rights between the parties and grants the Company a right of first refusal as to re-letting the premises after the lease term.  Management believes that the new offices are adequate for the Company’s needs during the next fiscal year and that the Company can locate additional suitable space in the vicinity if required.

Our principal manufacturing and showroom facility in Shenzhen, China is located in approximately 4,200 square meters (45,664 square feet) in a high tech industrial district.  We lease these facilities under a lease expiring January 20, 2013 with renewal option for a rental of approximately RMB 82,583 (approximately US$13,106) per month.  Management believes that the facilities are adequate for our present needs and that if required we could find suitable additional space.

Our leased premises are presently adequate for our needs.  However, if our business expands we may be required to seek larger premises. Management believes that other suitable premises are available at reasonable cost in proximity to our present offices.

ITEM 3. LEGAL PROCEEDINGS

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES

Market Information

Since January 13, 2010, our common stock has trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “ANVS”.  During the year ended December 31, 2011, the high and low closing bid prices were $0.45 and $0.19.  Prior to January 13, 2010, our common stock was quoted on the Pink Sheets, but had not traded for several years.

The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the OTCBB for the periods indicated. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

		Closing Bid Prices
		High		Low
Year Ended December 31, 2011
1st Quarter		$0.45		$0.20
2nd Quarter		0.45		0.19
3rd Quarter		0.20		0.20
4th Quarter		0.22		0.20

Year Ended December 31, 2010
1st Quarter	$	N/A	$	N/A
2nd Quarter		1.05		0.35
3rd Quarter		0.75		0.20
4th Quarter		0.45		0.20

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ended December 31 contains financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of December 31, 2011, we had 284 shareholders of record and 74,130,071 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at December 31, 2011, the Company has granted 140,000 shares options.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

ITEM 6. SELECTED FINANCIAL DATA

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION

Overview

We caution that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based upon are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, it should not be concluded that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.

RESULTS OF OPERATIONS

Financial Performance Highlights of year ended December 31, 2011

For the year ended December 31, 2011, our financial results include substantial operations in China that were not a part of our operations in the same period prior year. Therefore direct comparisons are not useful or relevant.

On June 1, 2010, the Company has completed the acquisition of 100% shares of Flybit international Ltd. Thereafter on September 30, 2010, another equity acquisition of Shenzhen Angesi Technology Co., Ltd has also been closed. The two newly acquired wholly own subsidiaries have substantially contributed to the Chinese operations to the Company with its strong research & development, equipped manufacturing facilities and effective marketing video cameras throughout the Greater China.

In 2011, the Company completed the acquisitions of four companies from different unaffiliated persons in arms-length transactions. The principals of each acquired company will receive a maximum of 2 million of our common stock on the condition of proving the value of the assets purchased is RMB 2,300,000 or approximately US$350,000 and the acquired company contributing a net profit of RMB 1,500,000 or approximately US$230,000 in the 12 months after the transaction closes.  Accordingly, each acquisition is subject to adjustment based on an audit of the acquired company and its results. The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii) TaianComins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang Huashengshiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

These acquisitions are part of the Company’s strategy to increase its marketing and sales capacity.

Revenues in 2011 year were $26.8 million, which were driven by the business of surveillance product and systems. The surveillance and security product market in China continued to expand. However, the business environment remains competitive and challenging. Management would continue focusing on management controls and improving operating and manufacturing efficiencies via the restructuring process to reach the positive synergy upon completion of the acquisitions.

The following are some financial highlights for the year ended December 31, 2011:

●

Revenues: Revenues recorded $26,839,133.

●

Gross margin: Gross margin was 18.89%

●

Operation loss: Operating loss was ($3,846,142)

●

Operating margin: Operating loss margin was (14.33%)

●

Net loss attributable to the Company: Net loss attributable to the Company was ($4,725,778)

●

Net margin: Net loss margin was (17.61%)

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,388,743 as of December 31, 2011, as compared to $4,398,282 as of December 31, 2010, a decrease of $3,009,539. The decrease in cash and cash equivalents during the year ended December 31, 2011 was primarily attributable to cash used in operations of $2,266,873, purchases of equipment and furniture of $289,283, purchases of subsidiaries of $772,736 and repayment to related parties of $296,372.

Net cash used in operating activities was $2,266,873 for the year ended December 31, 2011, as compared to $1,700,121 for the nine months ended December 31, 2010. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the year ended December 31, 2011.

Net cash used in investing activities was $787,758 for the year ended December 31, 2011, as compared to $744,320 for the nine months ended December 31, 2010. Main components of cash flows from investing activities for the year ended December 31, 2011 included cash of $289,283 used in purchases of equipment and furniture and $772,736 of purchase of subsidiary, net of cash acquired. Main components of cash flows from investing activities for the nine months ended December 31, 2010 included purchase of equipment and furniture of $151,564 and $592,756 of purchase of subsidiary, net of cash acquired.

Net cash used in financing activities was $46,372 for the year ended December 31, 2011 as compared to net cash provided by financing activities of $6,665,728 for the nine months ended December 31, 2010. Significant components of cash flows from financing activities for the year ended December 31, 2011 included $250,000 of proceeds from common stock subscription receivable, offset by $296,372 of repayment to related parties.

Cash flows from financing activities for the nine months ended December 31, 2010 consisted $6,717,444 of proceeds from the issuance of our common stock and $51,716 of repayment to related parties.

We have funded our activities to date primarily through the sales of surveillance and safety products and systems and the issuance of equity securities.

Critical Accounting Policies

The preparation of our consolidated financial statements and related disclosures is in conformity with accounting principles generally accepted in the United States which requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

ITEM 7A. QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

Our financial statements for the year ended December 31, 2011 and for the nine months ended December 31 2010 and the reports thereon of Stan J.H. Lee, CPA, respectively are included in this annual report.

ITEM 9. CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS and PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, our officers concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including Weixing Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the quarter ended December 31, 2011.

PART 1II

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Our directors and officers as of December 31, 2011 are:

Name	Age	Position(s)
Weixing Wang	48	Chairman of the Board, Director, and Chief Executive Officer
Kevin Su	41	Chief Financial Officer
Tingyi Li	39	Vice President and Director
Xiaolin Yang	50	Vice President
Jonathan Zeng	43	Member of the Board of Directors
Daniel Sze-Yuen Lee	63	Member of the Board of Directors
Yiquan Song	45	Member of the Board of Directors

Weixing (Wilson) Wang has served as a director, CEO and Chairman of the Board since our acquisition of Canada ANV System Inc. (“CANVSI”) in May 2009.  He was a founder of CANVSI and its chairman of the Board since its founding in 2006.  Prior thereto and since 1992 he was the founder, president and CEO of Z&A Pharmaceutical Group in China.  Dr. Wang received a BS in Preventative Medicine from Shandong Medical University in China in 1986; a MD in Nutrition from Tianjin Medical University in China in 1989; and did post-doctoral work in Diabetes at Freiburg University in Germany until 1992.

Kevin Su, has over 19 years experience in accounting, auditing and finance, which includes 4 years auditing experience in a big four accounting firm in Canada. Mr. Su holds a Bachelor degree in accounting. He is a licensed CPA in Colorado and a CGA in Canada and British Colombia. Mr. Su has served as CFO and acting CFO for several TSX venture and OTCBB listing companies to oversee their accounting and financial reporting functions.

Tingyi Li, has over 10 years experience in R&D, Market & Sales and manufacture of security products and solutions in China. He was the founder, president and primary shareholder of Shenzhen ANGESI Science Co., Ltd.

Xiaolin (Tiger) Yang has served as Vice President – Sales & Marketing since June 2009.  From 2001 to 2007, he was CEO of Qingdao Comins Electronics Co., Ltd and commencing January 2008 until he joined our Company, he was a sales representative for ADT Security Services.  Mr. Yang holds a BA in Management Engineering awarded by Xi’an Communication University in 1986.

Jonathan Zeng has served as a director since August 20, 2010. He is the founder of Flybit which the Company acquired in 2010.  He is an electronics industry veteran with more than 15 years of operational experience in the video surveillance, telecommunications and semiconductor fields.  Before founding Flybit, Mr. Zeng served in several senior management roles in Hisilicon Technologies Inc., and successfully helped to create its video surveillance business division which grew to be the top video surveillance chip vendor in the world. Prior to Hisilicon, Mr. Zeng held various management positions at STMicroelectronics in Europe and at Nortel Networks in North America, with the responsibilities in engineering, operations, marketing and sales. Mr. Zeng received his B.E. from Tsinghua University, China, and M.A.Sc. from the University of British Columbia, Canada.

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

Yiquan Song, has served on our Board of Directors since October 5, 2010. He has established several corporations spanning several industries such as a farm, a textile mill, a trading company, a beverage company, a real estate company, a number of hotels and an investment company. He has also served several positions such as factory director, general manager, chairman of the board, deputies to the local People’s Congress by means of practical work and fighting spirit in business. In 2009, he finally set up the Zhejiang Yiquan holding group Co. Ltd, which has been one of the well-known enterprises in Shaoxing.

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

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the year ended December 31, 2011 and the nine months ended December 31, 2010, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Comp.	Other Comp.	All Other Comp.
Weixing Wang- CEO	12/31/10	$34,998	$0	$0	$0	$0		$0	$0
	12/31/11	$69,996	$0	$0	$0	$0		$0	$0
Paul Lau- CFO*	12/31/10	$0	$0	$0	$0	$0		$0	$0
	12/31/11	$68,330	$0	$0	$0	$0		$0	$0
Kevin Su- CFO**	12/31/10	$0	$0	$0	$0	$0		$0	$0
	12/31/11	$8,333	$0	$0	$0	$0		$0	$0
Jonathan Zeng COO***	12/31/10	$29,165	$0	$0	$0	$0		$0	$0
	12/31/11	$69,996	$0	$0	$0	$0		$0	$0
Xiaolin Yang- Vice President	12/31/10	$11,667	$0	$0	$0	$0		$0	$0
	12/31/11	$48,996	$0	$0	$0	$0		$0	$0

* Paul Lau resigned as CFO on November 1, 2011
** Kevin Su became CFO on November 1, 2011
*** Jonathan Zeng re resigned as COO on December 31, 2011

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

ITEM 12.SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2011, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and address	Number of shares owned		Percent of Class (3)

Weixing Wang (1)	7,270,000		9.8%

Kevin Su(1)	-		0.0%

Jonathan Zeng (1)	3,000,000		4.0%

Yan Wang (2)	6,620,000		8.9%

Xiaolin Yang (1)	-		0.0%

Daniel Sze-Yuen Lee (1)	-		0.0%

Yiquan Song (1)	4,000,000		5.4%

Ming Li	4,750,000	(4)	6.4%
7-10111 Gilbert Road
Richmond, BC, Canada

Tingyi Li (1)	3,908,396		5.3%

(1)   Each person named is an executive officer or a director. The address of each such beneficial owner is c/o ANV Security Group, Inc., 8th Floor, Block B, R&D Building, Tsinghua Hi-Tech Park, North Area of Shenzhen Hi-Tech & Industrial Park, Nanshan District, Shenzhen, China 518057.

(2)  The address of Yan Wang is c/o ANV Security Group, Inc., 8th Floor, Block B, R&D Building, Tsinghua Hi-Tech Park, North Area of Shenzhen Hi-Tech & Industrial Park, Nanshan District, Shenzhen, China 518057.

(3)  Applicable percentage ownership is based on 74,130,071 shares of our common stock outstanding as of December 31, 2011. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(4)  Includes 3,100,000 shares owned by Advanced Network Video Inc., a corporation owned by Mr. Li. Mr Li is Chief consultant of the Company.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Upon its formation in 2006, CANVSI acquired certain intangible assets consisting of technical know- how and software and non-compete agreements from Canada Landmark Enterprise Group, Inc., a corporation owned by Weixing Wang and Yan Wang for 13,890 shares of CANVSI common stock. In July 2009, these shares were exchanged for the same number of shares of the Company upon the closing of a reorganization agreement described below.

In May 2009, the Company and CANVSI and all of the shareholders of CANVSI entered into an agreement (the “Securities Purchase Agreement”) that provided that  all of the holders of CANVSI would exchange their shares for shares of the Company on a one for one basis so that CANVSI would become a wholly owned subsidiary of the Company.  Weixing Wang and Yan Wang became shareholders, officers and directors of the Company by reason of the Securities Purchase Agreement closing in July 2009.

Director Independence

We believe that the following director of our company is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Daniel Sze-Yuen Lee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended December 31, 2011 was $98,000.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART 1V

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation, dated May 19, 1981*
3.2	Articles of Amendment, dated July 12, 1988*
3.3	Articles of Amendment, dated November 9, 1989*
3.4	Certificate of Revival for a Nevada Corporation, dated September 10, 2007*
3.5	Articles of Amendment, dated January 28, 2009*
3.6	Articles of Amendment, dated June 23, 2009*
3.7	Articles of Amendment, dated June 23, 2009*
3.8	By-Laws*
4.1	Form of Stock Certificate*
10.1	Office Lease Current Offices
10.2	Lab Lease*
10.3	Services Agreement with Peer One*
10.4	OEM Manufacturing Agreement*
10.5	Form of Franchise Agreement*
10.6	Form of Customer Agreement*
10.7	Stock Purchase Agreement, dated May 22, 2009, by and among Canada ANV Systems Inc. its shareholders and the Company*
10.8	New Vancouver Office Lease
10.9	Flybit Agreement- English Translation**
10.10	Angesi Agreement- English Translation**
10.11	Revised Angesi Agreement- English Translation ***
22.1	Subsidiaries
23.1	Consent of Stan Lee, CPA
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to the like numbered exhibit to the Company's Registration Statement on Form 10
** Incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-K filed December 24, 2010
** Incorporated by reference to exhibit 10.2 to the Company's current report on Form 8-K filed December 24, 2010
*** Incorporated by reference to exhibit 10.2 to amendment number 2 to the Company's current report on Form 8-K filed December 24, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANV SECURITY GROUP, INC.

	By:	/S/ Weixing Wang
Weixing Wang
Chief Executive Officer (Principal Executive Officer)

	By:	/S/ Kevin Su
Kevin Su
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Weixing Wang Weixing Wang	Chairman of the Board, Director and Chief Executive Officer	March 30, 2012

/S/ Kevin Su Kevin Su	Chief Financial Officer	March 30, 2012

/s/ Tingyi Li Tingyi Li	Vice President and Director	March 30, 2012

/s/ Jonathan Zeng Jonathan Zeng	Member of the Board of Directors	March 30, 2012

/s/ Yiquan Song Yiquan Song	Member of the Board of Directors	March 30, 2012

/s/ Daniel Sze-Yuen Lee Daniel Sze-Yuen Lee	Member of the Board of Directors	March 30, 2012

ANV Security Group, Inc.

Consolidated Financial Statements

For the year ended December 31, 2011 and nine months period ended December 31, 2010

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated statements of Operations and Comprehensive Income

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statements of Stockholders’ Equity

F-5

Notes to Consolidated Financial Statements

F-6

Stan J.H. Lee, CPA

2160 North Central Rd.  Suite 209 *Fort Lee *  NJ 07024

P.O. Box 436402 * San Diego *  CA 92143-6402

619-623-7799 Fax 619-564-3408 E-mail: stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ANV Security Group, Inc.

We have audited the accompanying balance sheet of ANV Security Group, Inc. as of December 31, 2011 and 2010  and the related statements of operation, changes in shareholders’ deficit and cash flows for the year ended December 31, 2011 and nine-month period ended December 31, 2010, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  ANV Security Group, Inc. as of December 31, 2011  and  2010  and the results of its operation and its cash flows for the aforementioned periods  in conformity with U.S. generally accepted accounting principles.

/s/ Stan J.H. Lee, CPA

Stan J.H. Lee, CPA Fort Lee, New Jersey 07024 US March 20, 2012

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US Dollars)

	As of
	December 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash and Cash Equivalents	$ 1,388,743	$ 4,398,282
Accounts Receivable, net	4,860,072	3,341,125
GST Receivable	11,671	6,046
Inventories, net	5,252,778	4,494,660
Prepayments and Deposits	1,399,787	826,661
Due from Shareholders	177,683	0
Total Current Assets	13,090,734	13,066,774

Property, Plant and Equipment, net	636,787	780,115
Intangible Assets	1,692,613	1,207,233
Goodwill	4,197,256	6,274,629
Deferred Tax Assets	1,397,267	717,745
Total Assets	$ 21,014,657	$ 22,046,496
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 6,964,264	$ 5,217,938
Income Tax Payable	0	120,051
Due to Related Parties	100,801	214,846
Total Current Liabilities	7,065,065	5,552,835
Total Liabilities	7,065,065	5,552,835

Commitments and Contingencies
Stockholders' Equity
Common Stock ($0.001 par value, 100,000,000 shares authorized, 74,130,071 and 66,130,071 shares issued and outstanding, respectively)	74,130	66,130
Additional Paid-in Capital	19,917,289	18,325,289
Deficit Accumulated	(6,653,429)	(1,927,651)
Accumulated Other Comprehensive Income	611,602	279,893
Less: Stock Subscription Receivable	0	(250,000)
Total Stockholders' Equity	13,949,592	16,493,661

Total Liabilities and Stockholders' Equity	$ 21,014,657	$ 22,046,496

The accompanying notes are an integral part of consolidated financial statements.

ANV Security Group, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Expressed in US Dollars)

	For the year ended December 31, 2011	For the nine months ended December 31, 2010

Revenues	$ 26,839,133	$ 7,164,490
Cost of Sales	21,768,338	6,035,181
Gross profit	5,070,795	1,129,309

Operating Expenses
Selling and Marketing	2,129,227	323,847
General and Administrative	5,498,185	1,973,523
Research and Development	1,289,525	0
Total Operating Expenses	8,916,937	2,297,370
Operating (loss)	(3,846,142)	(1,168,061)
Other Incomes (Expenses)
Interest Income	2,608	2,643
Interest Expense	(5,273)	(2,313)
Loss from disposal of Flybit	(1,316,326)	0
Others, net	(187,852)	37,812
Total Other Income (Expense)	(1,506,843)	38,142
Loss Before Income Tax Expense	(5,352,985)	(1,129,919)
Income Tax Expense, Net of Income Tax Benefit	627,207	(58,284)
Net Loss	(4,725,778)	(1,188,203)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	331,709	88,018
Comprehensive Loss	(4,394,069)	(1,100,185)
Net Loss Per Share- Basic and Diluted	(0.07)	(0.02)
Weighted Average Number of Shares Outstanding- Basic and Diluted	66,305,413	49,997,954

The accompanying notes are an integral part of consolidated financial statements.

ANV Security Group, Inc.

Consolidated Statements of Cash Flows

(Expressed in US Dollars)

	For the year ended December 31, 2011	For the nine months ended December 31, 2010
Cash flows from operating activities
Net loss	$ (4,725,778)	$ (1,188,203)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566,200	252,834
Provision for doubtful accounts	725,882	29,672
Provision for obsolete inventories	492,400	153,323
Stock issued for services rendered	0	400,000
Deferred tax	(627,207)	0
Loss from sale of equipment and furniture	189,125	0
Loss from sale of Flybit	1,316,326	0
Loss from disposal of ANV Video	76,442	0
Changes in operating assets and liabilities (net of effects of acquisition):
Decrease (increase) in:
Prepayment and deposits	(976,242)	(260,823)
Accounts receivable	(821,356)	(1,068,119)
GST receivable	(5,958)	(3,335)
Inventories	(285,493)	(820,576)
Increase (decrease) in:
Accounts payable and accrued expenses	1,926,624	835,144
Due to related parties	0	(30,038)
Income tax payable	(117,838)	0
Net Cash (Used in) Provided by Operating Activities	(2,266,873)	(1,700,121)

Cash Flows From Investing Activities
Purchase of equipment and furniture	(289,283)	(151,564)
Capitalized intangible costs	(772,736)	0
Proceeds from sale of equipment and furniture	43,356	0
Purchase of subsidiary, net of cash acquired	230,905	(592,756)
Net Cash Used in Investing Activities	(787,758)	(744,320)

Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	(296,372)	(51,716)
Proceeds from common stock subscription receivable	250,000	6,717,444
Net Cash Provided by Financing Activities	(46,372)	6,665,728
Effect of Exchange Rate Changes on Cash and Cash Equivalents	91,464	145,239
Net (Decrease) Increase in Cash and Cash Equivalents	(3,009,539)	4,366,526
Cash and Cash Equivalents at Beginning of Period	4,398,282	31,756
Cash and Cash Equivalents at End of Period	$ 1,388,743	$ 4,398,282
Supplemental Schedule of Cash Flows Disclosures
Interest Paid	$ 1,147	$ 2,313
Income taxes paid	$ 116,318	$ 8,485

Supplemental Schedule of Non-Cash Flows Activities
Stock issued for service	$ -	$ 400,000
Common Stock subscribed	$ -	$ 250,000
Investment in subsidiaries through issuance of common stock	$ 1,600,000	$ 9,000,000

The accompanying notes are an integral part of consolidated financial statements.

ANV Security Group, Inc.

Consolidated Statement of Stockholders’ Equity

From March 31, 2010 to December 31, 2011

(Expressed in US Dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Stock Subscription Receivable	Total
	Shares	Amount
Balance- March 31, 2010	33,190,071	33,190	1,990,785	(739,448)	191,875	-	1,476,402
Issuance of Common shares for cash	14,190,000	14,190	6,978,254	0	-	-	6,992,444
Issuance of Common shares for subsidiary stock acquisition	18,000,000	18,000	8,982,000	0	0	0	9,000,000
Issuance of Common shares for financial consulting service	750,000	750	374,250	-	0	0	375,000
Net loss for the year	0	0	0	(1,188,203)	0	0	(1,188,203)
Foreign currency translation	0	0	0	0	88,018	0	88,018
Stock Subscription Receivable	0	0	0	0	0	(250,000)	(250,000)
Balance- December 31, 2010	66,130,071	66,130	18,325,289	(1,927,651)	279,893	(250,000)	16,493,661
Net loss for the year	0	0	0	(4,725,778)	0	0	(4,725,778)
Foreign currency translation	0	0	0	0	331,709	0	331,709
Stock Subscription Receivable	0	0	0	0	0	250,000	250,000
Issuance of shares for acquisitions	8,000,000	8,000	1,592,000	0	0	0	1,600,000
Balance- December 31, 2011	74,130,071	74,130	19,917,289	(6,653,429)	611,602	0	13,949,592

The accompanying notes are an integral part of consolidated financial statements.

ANV SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2011 and

the nine-month period ended December 31, 2010

(Expressed in USD)

Note 1- Organization and Principal Activities

ANV Security Group, Inc. (the “Company”) is a Nevada company and was incorporated on December 18, 2006 in Vancouver, BC, Canada.  The Company’s headquarter is in Shenzhen, China.

On June 28, 2009, the Company entered into an agreement and plan of reorganization (the “agreement”) by and among Dini Products, Inc. (“DINP”), a Nevada corporation, where each common share of DINP was exchanged on a share-for-share basis for the Company’s shares such that after the exchange, DINP has 33,190,071 common shares issued and outstanding, inclusive of 29,860,000 shares issued to the Company’s stockholders.  Upon the execution of the agreement, the Company changed its name to ANV Security Group, Inc.

The Company specializes in network video surveillance and video alarm service, and conducts new products research & development, software solution and technologies on its current platforms.  The Company plans to become a fully integrated developer, designer, manufacturer, marketer, installer and servicer of web-based security systems for residential, commercial and government customers operating in the People’s Republic of China.

On February 10, 2011, the Company changed its fiscal year-end from March 31 to December 31 in order to be aligned with the fiscal years of its principal operating subsidiaries in China.

During the year ended December 31, 2011, the Company acquired 4 Chinese companies and disposed the majority assets acquired from Flybit International Ltd. in May 2010 (Notes 3 and 4).

Note 2- Summary of Significant Accounting Policies

a)

Basis of Presentation

These consolidated financial statements are those of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. These financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States and are expressed in US dollars.

b)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (all subsidiaries are 100% owned by the Company): ANV Security Technology (Taian) Co., Ltd., ANV Security Group (Asia) Co., Ltd., ANV Video Alarm Service Inc., ANV Security Technology (China) Co., Ltd., (formerly known as Shenzhen Angesi Technology Co., Ltd.), and ANV Trading (HK) Limited (formerly known as Flybit International Ltd.).  The Company consolidates its subsidiaries in which it has over 50% controlling interests.  All significant intercompany accounts, transactions and cash flows have been eliminated on consolidation.

c)

Use of Estimates

In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by management include: provision for product returns, allowance for doubtful accounts, inventory provision, useful lives of amortizable intangible assets, and provisions for income taxes and realizability of deferred tax assets. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.

d)

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.  These changes have no impact on previously stated financial statements of the Company.

e)

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the year ended December 31, 2011 and the nine months ended December 31, 2010 were net loss and the foreign currency translation.

f)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible to cash with maturities of three months or less when purchased.

g)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them.

h)

Inventories

Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods and work in progress. Cost of work in progress and finished goods is generally determined on weighted average cost basis and includes direct material, direct labour and overhead. Net realizable value represents the anticipated selling price less estimated costs of completion and distribution.

i)

GST Receivable

GST receivable represents tax credit that the Canadian subsidiary receives when the subsidiary pays GST tax for its normal operations. As of December 31, 2011, the Company had a GST tax receivable of $11,671.

j)

Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of December 31, 2011 and 2010 were $1,399,787 and 826,661 respectively.

k)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expenses as incurred. Equipment purchased for specific research and development projects with no alternative uses are expensed. Assets under construction are not depreciated until construction is completed and the assets are ready for their intended use. Gains and losses from the disposal of property, plant and equipment are included in operating income (loss).

Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Production equipment

5-10 years

Electronic equipment

                             3-5 years

Vehicle

                            5-10 years

Leasehold improvements

              3-5 years

l)

Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the years ended December 31, 2011 and 2010.

m)

Software Development Costs

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

n)

Financial Instruments and Concentration of Credit Risks

Fair Value of Financial Instruments

Assets and liabilities subject to fair value measurements are required to be disclosed within a specified fair value hierarchy. The fair value hierarchy ranks the quality and reliability of inputs, or assumptions, used in the determination of fair value and requires assets and liabilities carried at fair value to be classified and disclosed in one of the following categories based on the lowest level input used that is significant to a particular fair value measurement:

 • Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

 • Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets and liabilities in markets that are not active.

 • Level 3 — Unobservable inputs for the asset or liability.

As of December 31, 2011 and 2010, the Company did not have any Level 2 and 3 financial assets. As of December 31, 2011 and 2010, the Company did not have financial liabilities measured at fair value on a recurring basis.

The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term loans payable, accounts payable and accrued liabilities, and due from related parties approximate their fair value because of their short term nature. The fair values of loans payable and long-term payable for acquisition of assets are based on the estimated discounted value of future contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

Exchange Rate Risks

The Company operates in China, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between US dollars and the Chinese RMB.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of cash and cash equivalents, accounts receivable, and short-term investments, the balances of which are stated on the consolidated balance sheets which represents the Company’s maximum exposure. The Company places its cash and cash equivalents in high credit quality financial institutions. Concentration of credit risks with respect to accounts receivables is linked to the concentration of revenue. To manage credit risk, the Company performs ongoing credit evaluations of customers’ financial condition. The Company does not require collateral or other security to support financial instruments subject to credit risks.

o)

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

p)

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided for the portion of deferred tax assets that is more likely than not to remain unrealized. Deferred tax assets and liabilities are measured using enacted tax rates and laws.

The Company adopted the guidance issued by the Financial Accounting Standards Board (“FASB”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), codified in the FASB Accounting Standards Codification (“ASC”) 740, Income Taxes. ASC 740 prescribes a more-likely–than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on the recognition and de-recognition of income tax assets and liabilities; classification of current and deferred income tax assets and liabilities accounting for interest and penalties associated with tax positions; accounting for income taxes in interim periods and income tax disclosures.

The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority, based on the technical merits of the position. The tax benefits recognized from such a position are measured based on the amount that is greater than 50% likely of being realized upon settlement. Liabilities associated with uncertain tax positions are classified as long-term unless expected to be paid within one year. Interest and penalties related to uncertain tax positions, if any, are recorded in the provision for income taxes and classified with the related liability on the consolidated balance sheet.

The Company has reviewed the tax positions taken, or to be taken, in its tax return for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of ASC 740. The Company is not under examination by any authority for income tax purposes and has not applied any income tax filing extension.

The Company’s taxing jurisdiction is U.S. ANV Video Alarm Service Inc.’s taxing jurisdiction is Canada. ANV Security Group (Asia) Co., Ltd. and ANV Trading (HK) Limited (formerly known as Flybit International Ltd.)’s tax jurisdiction is Hong Kong. ANV Security Technology (Taian) Co., Ltd. and ANV Security Technology (China) Co., Ltd., (formerly known as Shenzhen Angesi Technology Co., Ltd.)’s taxing jurisdiction is China.

q)

Segments

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The Company operates exclusively in the network video surveillance sector. The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operation is managed and evaluated, the availability of separate financial results and materiality considerations.

r)

Foreign Exchange Translation

The Company’s financial information is presented in US dollars. The functional currencies of the Company and its subsidiaries include the United States dollar (“US$”), Hong Kong dollar, Canadian dollar and Renminbi (“RMB”).

The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830-30 “Translation of Financial Statements”. The financial information is first prepared in functional currencies and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation are included as a component of accumulated other comprehensive income in shareholders’ equity.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at December 31, 2011 and 2010 include its outstanding stock options granted.

t)

Stock-based Compensation

Compensation expense for costs related to all share-based payments, including grants of stock options, is recognized through a fair-value based method. The Company uses the Black-Scholes option-pricing model to determine the fair value for the awards. The value of the portion of the award that is ultimately expected to vest is recognized on a straight-line basis as expense over the requisite service period in the statement of income.

u)

Recent Accounting Pronouncements

 New Accounting Standards

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 3- Acquisition of Subsidiaries

In fiscal 2011, the Company acquired 4 companies from different unaffiliated persons in arms-length transactions.  The principals of each acquired company will receive a maximum of 2 million of our common stock on the condition of proving the value of the assets purchased is RMB 2,300,000 or approximately US$350,000 and the acquired company contributing a net profit of RMB 1,500,000 or approximately US$230,000 in the 12 months after the transaction closes.  Accordingly, each acquisition is subject to adjustment based on an audit of the acquired company and its results. The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii) Taian Comins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang Huashengshiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

These transactions were accounted for using the purchase method of accounting, and, accordingly, the acquired assets were recorded at their estimated fair values on the acquisition date. The Company preliminarily allocated the purchase price of $400,000 (2,000,000 shares) to the assets acquired based on their estimated fair values for each acquisition, as follows:

Jinan Hualutong
Purchase Price Allocations
Assets acquired:
Cash and cash equivalents	$36,500
Inventory	223,685
Other receivable -VAT input	38,026
Property, Plant and Equipment	55,689
Liabilities assumed:	-
Net assets acquired	353,901

Goodwill	46,099
Total:	$400,000

Shijiazhuang Huilin
Purchase Price Allocations
Assets acquired:
Cash and cash equivalents	$187,578
Inventory	80,742
Other receivable -VAT input	15,065
Property, Plant and Equipment	69,438
Intangible asset	1,077
Liabilities assumed:	-
Net assets acquired	353,901

Goodwill	46,099
Total:	$400,000

Taian Comins
Purchase Price Allocations
Assets acquired:
Inventory	$182,210
Other receivable -VAT input	36,227
Property, Plant and Equipment	136,657
Intangible asset	305
Liabilities assumed:	-
Net assets acquired	355,399

Goodwill	44,601
Total:	$400,000

Shenyang Huashengshiji
Purchase Price Allocations
Assets acquired:
Inventory	$280,702
Other receivable -VAT input	47,719
Property, Plant and Equipment	26,977
Liabilities assumed:	-

Net assets acquired	355,398

Goodwill	44,602
Total:	$400,000

Note 4- Disposition of Assets in ANV Trading (HK) Limited (formerly known as Flybit International Ltd.).

In December 2011, the Company disposed the assets in ANV Trading (HK) Limited (formerly Flybit International Ltd.) which was acquired in May 2011 to an independent third party. The losses on disposal  were as follows:

Net assets disposed of:
Goodwill	$2,258,774

Losses on disposal	(1,316,326)

Total consideration receivable	$942,448

Note 5- Inventory

Inventories consisted of the following:

	December 31, 2011	December 31, 2010

Raw materials	$ 1,405,438	$ 1,567,815
Work-in-progress	2,112,771	1,884,438
Finished goods	2,401,635	1,196,891
Less: provision	(667,066)	(154,484)
	$ 5,252,778	$ 4,494,660

As at December 31, 2011 and 2010, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $667,066 and $154,484 in the Consolidated Statements of Operations and Comprehensive Income, respectively.

Note 6- Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2011	December 31, 2010

Production equipment	$ 242,468	$ 446,090
Electronic equipment	212,349	216,609
Vehicle	240,336	67,038
Leasehold improvements	191,388	118,460
	886,541	848,197
Less: Accumulated depreciation	(249,754)	(68,082)
	$ 636,787	$ 780,115

Depreciation expenses for the year ended December 31, 2011 and the nine-month period ended December 31, 2010 were $280,292 and $46,344 respectively.

Note 7- Goodwill and other Intangible Assets

a)

Goodwill

The following table summarizes the activities in the Company’s goodwill account during the year ended December 31, 2011 and the nine months ended December 31, 2010:

	December 31, 2011	December 31, 2010

Beginning balance	$ 6,274,629	$ -
Goodwill acquired during the year:
Flybit	-	2,258,774
Angesi	-	4,015,855
Jinan Hualutong	46,099	-
Shijiazhuang Huilin	46,099	-
Taian Comins	44,601	-
Shenyang Huasheng	44,602	-
	6,456,030	6,274,629
Goodwill disposed during the year:
Flybit	(2,258,774)	-

Ending balance	$ 4,197,256	$ 6,274,629

b)

Intangible assets

Intangible assets are summarized by classifications as follows:

	December 31, 2011	December 31, 2010

Software	$ 2,133,376	$ 1,365,687
Incorporation cost	55,187	55,644
	2,188,563	1,421,331
Less: Accumulated amortization	(495,950)	(214,098)
	$ 1,692,613	$ 1,207,233

Amortization expenses for the year ended December 31, 2011 and the nine-month period ended December 31, 2010 were $285,908 and $206,490 respectively.

Note 8- Accounts Payable and Accrued Expenses

As at December 31, 2011 accounts payable and accrued expenses amounted $6,964,264 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2010, accounts payable and accrued expenses amounted $5,217,938.

Note 9- Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at December 31, 2011 and 2010, amounts due from/to related parties as below:

The Company has amounts due from individual shareholders in amount of $177,683 and nil respectively.

The Company owes individual shareholders in amount of $100,801 and $214,846 respectively.

During the year ended December 31, 2011, the Company recognized sales revenue of $5,849,867 from HongKong AOPVision Tech Co., Limited (“HongKong AOPVision”), which accounted for 21% of the consolidated revenue of the corresponding periods. As of December 31, 2011, the amounts in accounts receivable due from HongKong AOPVision were $197,898. HongKong AOPVision's sole shareholder is a family member of one of the key management and Company's director & shareholder who holds 5.3% of our equity.

Note 10- Capital Stock

As of December 31, 2011, and 2010, the amount of voting common shares issued and outstanding are 74,130,071 and 66,130,071, respectively.

Note 11- Stock Options

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at December 31, 2011, the Company has granted 140,000 shares options.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2009	140,000	$ 0.21
Granted	-	-
Options outstanding at December 31, 2010	140,000	0.21
Options outstanding at December 31, 2011	140,000	$ 0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	1.91 years	$ 0.25
$ 0.20	100,000	2.08 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	2.04 years	$ 0.21

Note 12- Income Taxes

ANV Security Technology (China) Co., Ltd. and ANV Security Technology (Taian) Co., Ltd. are subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

ANV Security Group, Inc. and ANV Video Alarm Service Inc. are U.S. and Canadian companies, respectively, and are subject to taxes in those jurisdictions.

On March 16, 2007, The National People’s Congress of China passed “The Law of the People's Republic of China on Enterprise Income Tax” (the “Enterprise Income Tax Law”). The Enterprise Income Tax Law became effective on January 1, 2008. Under the new law, both domestic companies and foreign invested enterprises are subject to a unified income tax rate of 25% starting from 2008.

The Company has structured its business and operations on an international basis. The Company's history is that they have also been involved in a number of business combinations. As a result the Company could be involved in various investigations, claims and tax reviews that arise in the ordinary course of business activities. The tax effect of temporary differences that give rise to significant components of the deferred tax assets are as follows:

	December 31, 2011	December 31, 2010

Deferred tax assets / (liabilities):
Provision for bad debts	750,625	529,079
Inventories	177,981	44,116
Property, plant and equipment	46,951	124,043
Losses carryforwards	999,734	419,751
Total deferred tax assets	1,975,291	1,116,989
Less: Valuation allowance	(578,024)	(399,244)
Net deferred tax assets	1,397,267	717,745

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Company has non-capital losses carried forward of approximately $1,829,233 in Canada, expiring through year 2018. The Company also has non-capital losses carried forward of approximately $450,000 in the US expiring through year 2031. Deductibility of the losses and period of expiration is subject to the normal review by taxation authorities.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the year ended December 31, 2011 and nine-month period ended December 31, 2010 are as follows:

	December 31, 2011	December 31, 2010

Loss from operations before taxes	(5,352,985)	(1,129,919)
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(1,873,545)	(395,472)
Foreign tax rate differential	754,192	146,926
Expenses not deductible (recoverable) for income tax purpose	325,510	47,744
Change in valuation allowance and others	166,636	259,086
Income tax expense	(627,207)	58,284

Undistributed loss of the Company’s non-US subsidiaries amounted to approximately $6,203,430 and $1,477,652 as of December 31, 2011 and 2010, respectively. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in ASC Topic 740. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Note 13- Concentrations & Risks

83% and 85% of the Company’s revenues for the year ended December 31, 2011 and for the nine-month period ended December 31, 2010, respectively, were derived from customers located in China. Sales to the Company’s largest customer accounted for approximately 22% and 32% of the Company’s sales for the year ended December 31, 2011 and the nine-month period ended December 31, 2010, respectively.

Condensed information with respect to sales from different geographical areas for the year ended December 31, 2011 and the nine-month period ended December 31, 2010 is as follows

	For the year ended December 31, 2011		For nine months ended December 31, 2010
	Amount	Percentage	Amount	Percentage
China Mainland	$16,339,160	61%	$3,835,845	54%
China Hong Kong	5,829,408	22%	2,286,534	32%
South America	2,731,584	10%	326,819	4%
Asia	1,388,402	5%	165,695	2%
Europe	251,934	1%	306,637	4%
Other areas	298,645	1%	242,960	4%
Total	$26,839,133	100%	$7,164,490	100%

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at December 31, 2011, approximately US$802,207 of the cash and cash equivalents (December 31, 2010: US$65,564 were held in Renminbi).

Note 14- Commitments and Contingencies

a)

Lease Commitments

The Company leases its headquarter office in Shenzhen, China.  The lease commenced on January 14, 2011 and expires on January 13, 2014.  Its total monthly rental fee is RMB 97,759 (US$15,515).

	RMB	USD

2012	1,173,108	186,180
2013	1,173,108	186,180
2014	40,996	6,506

The Company leases its principal manufacturing and showroom facility in Shenzhen, China.  The lease expires on January 20, 2013.  Its total monthly rental fee is RMB 82,583 (US$13,106).

	RMB	USD

2012	990,996	157,272
2013	53,279	8,455

b)

Litigation

As at December 31, 2011, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANV.

Note 15- Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.