Form 10-Q
period 2012-03-31
ANV SECURITY GROUP INC.
filed 2012-05-11
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of May 4, 2012, 74,480,071 shares of common stock, par value$0.001 per share, were outstanding, of which 10,545,461 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	As of
	March 31 , 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$1,048,595	$1,388,743
Accounts Receivable, net	4,645,174	4,860,072
GST Receivable	997	11,671
Inventories, net	4,598,191	5,252,778
Prepayments and Deposits	1,473,898	1,399,787
Due from Shareholders	147,902	177,683
Total Current Assets	11,914,757	13,090,734

Property, Plant and Equipment , net	673,832	636,787
Intangible Assets	1,610,436	1,692,613
Goodwill	4,197,256	4,197,256
Deferred Tax Assets	1,674,258	1,397,267
Total Assets	$20,070,539	$21,014,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$6,999,798	$6,964,264
Due to Related Parties	120,426	100,801
Total Current Liabilities	7,120,224	7,065,065
Total Liabilities	7,120,224	7,065,065

Commitments and Contingencies

Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 74,480,071and 74,130,071 shares issued and outstanding, respectively)	74,480	74,130
Additional Paid-in Capital	20,016,939	19,917,289
Deficit Accumulated	(7,762,354)	(6,653,429)
Accumulated Other Comprehensive Income	621,250	611,602
Total Stockholders’ Equity	12,950,315	13,949,592

Total Liabilities and Stockholders’ Equity	$20,070,539	$21,014,657

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Revenues	$4,127,819	$4,919,525
Cost of Sales	3,413,177	3,914,045
Gross profit	714,642	1,005,480

Operating Expenses
Selling and Marketing	516,406	413,245
General and Administrative	1,271,414	873,350
Research and Development	306,592	208,064
Total Operating Expenses	2,094,412	1,494,659
Operating Loss	(1,379,770)	(489,179)

Other Income (Expenses)
Interest Income	15,084	369
Interest Expense	(30,229)	(553)
Others, net	10,700	121,360
Total Other Income (Expense)	(4,445)	121,176

Loss Before Income Tax Expense	(1,384,215)	(368,003)
Income Tax Expense, Net of Income Tax Benefit	275,290	819
Net Loss	$(1,108,925)	$(367,184)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	9,648	108,000
Comprehensive Loss	$(1,099,277)	$(259,184)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)
Weighted Average Number of Shares Outstanding – Basic and Diluted	74,430,071	66,130,071

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For the three months ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities
Net loss	$(1,108,925)	$(367,184)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,169	124,256
Provision for doubtful accounts	(9,583)	5,156
Provision for obsolete inventories	376,315	(121,183)
Deferred tax	(275,290)	11,226
Changes in operating assets and liabilities ( (net of effects of acquisition):
Decrease (increase ) in:
Prepayment and deposit	296,643	11,691
Accounts receivable	231,955	645,899
GST Receivable	10,853	(1,690)
Inventories	283,216	(733,334)
Increase (decrease) in:
Accounts payable and accrued expenses	(342,707)	(563,685)
Income tax payable	-	(120,721)
Net Cash (Used in) Provided by Operating Activities	(401,354)	(1,109,569)

Cash Flows From Investing Activities
Purchase of equipment and furniture	(86,842)	(80,025)
Capitalized intangible costs	(1,832)	(1,655)
Net Cash (Used in) Provided by Investing Activities	(88,674)	(81,680)

Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	49,479	(137,549)
Proceeds from issuance of common stock	100,000	-
Net Cash (Used in) Provided by Financing Activities	149,479	(137,549)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	401	35,508
Net (Decrease) Increase In Cash and Cash Equivalents	(340,148)	(1,293,290)
Cash and Cash Equivalents at Beginning of Period	1,388,743	4,398,282
Cash and Cash Equivalents at End of Period	$1,048,595	$3,104,992

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$30,229	$553
Income taxes paid	$-	$120,721

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

1.	Company Information

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

e)  Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the three months ended March 31, 2012 and 2011 were net loss and the foreign currency translation adjustment.

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

i)  GST Receivable

GST receivable represents tax credit that the Canadian subsidiary receives when the subsidiary pays GST tax for its normal operations. As of March 31, 2012, the Company had a GST tax receivable of $997.

j)  Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of March 31, 2012 and December 31, 2011 were $1,473,898 and $1,399,787 respectively.

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

Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Production equipment	5-10 years
Electronic equipment	3-5 years
Vehicle	5-10 years
Leasehold improvement	3-5 years

l)  Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the three months ended March 31, 2012 and the year ended December 31, 2011.

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

As of March 31, 2012 and December 31, 2011, the Company did not have any Level 2 and 3 financial assets. As of March 31, 2012 and December 31, 2011, the Company did not have financial liabilities measured at fair value on a recurring basis.

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

(i)Persuasive evidence of an arrangement exists – The Company requires evidence of an agreement with a customer specifying the terms and conditions of the products to be delivered typically in the form of a signed contract or purchase order;

(ii)Delivery has occurred – For product sales, delivery generally takes place when title to the product is   transferred, which generally take place when products are shipped to or accepted by the customer, depending on the terms of the contract;

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at March 31, 2012 and 2011 include its outstanding stock options granted.

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

Note 3- Inventory

Inventories consisted of the following:

	March 31, 2012	December 31, 2011

Raw materials	1,344,796	$ 1,405,438
Work-in-progress	1,892,766	2,112,771
Finished goods	2,405,077	2,401,635
Less: provision	(1,044,448)	(667,066)
	4,598,191	$ 5,252,778

For the three months ended March 31, 2012 and 2011, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $376,315 and $(121,183) in the Consolidated Statements of Operations and Comprehensive Income, respectively.

Note 4- Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2012	December 31, 2011

Production equipment	$ 242,723	$ 242,468
Electronic equipment	220,887	212,349
Vehicle	319,191	240,336
Leasehold improvement	191,589	191,388
	974,390	886,541
Less: Accumulated depreciation	(300,558)	(249,754)
	$ 673,832	$ 636,787

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $26,482 and $51,803 respectively.

Note 5- Goodwill and other Intangible Assets

a)  Goodwill

The following table summarizes the activities in the Company’s goodwill account during the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31, 2012	December 31, 2011

Beginning balance	$ 4,197,256	$ 6,274,629
Goodwill acquired during the year:
Jinan Hualutong	-	46,099
Shijiazhuang Huilin	-	46,099
Taian Comins	-	44,601
Shenyang Huasheng	-	44,602
		6,456,030
Goodwill disposed during the year:
Flybit	-	(2,258,774)

Ending balance	$ 4,197,256	$ 4,197,256

b)  Intangible assets

Intangible assets are summarized by classifications as follows:

	March 31, 2012	December 31, 2011

Software	$ 2,137,278	$ 2,133,376
Incorporation cost	55,241	55,187
	2,191,519	2,188,563
Less: Accumulated amortization	(582,083)	(495,950)
	$ 1,610,436	$ 1,692,613

Amortization expenses for the three months ended March 31, 2012 and 2011 were $109,687 and $72,453 respectively.

Note 6- Accounts Payable and Accrued Expenses

As at March 31, 2012 accounts payable and accrued expenses amounted $6,999,798 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2011, accounts payable and accrued expenses amounted $6,964,264.

Note 7- Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at March 31, 2012 and December 31, 2011, amounts due from/to related parties as below:

The Company has amounts due from individual shareholders in amount of $147,902 and 177,683 respectively.

The Company owes individual shareholders in amount of $120,426 and $100,801 respectively.

During the three months ended March 31, 2012, the Company recognized sales revenue of $537,500 from Hong Kong AOPVision Tech Co., Limited (“Hong Kong AOPVision”), which accounted for 13% of the consolidated revenue of the corresponding periods. As of March 31, 2012, the amounts in accounts receivable due from Hong Kong AOPVision were $108,791. Hong Kong AOPVision's sole shareholder is a family member of one of the key management and Company's director & shareholder who holds 5.3% of our equity.

Note 8- Capital Stock

As of March 31, 2012, and December 31, 2011, the amount of voting common shares issued and outstanding are 74,480,071 and 74,130,071, respectively.

Note 9- Stock Options

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

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2011	140,000	0.21
Granted	-	-
Options outstanding at March 31, 2012	140,000	$ 0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	1.67 years	$ 0.25
$ 0.20	100,000	1.83 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	1.79 years	$ 0.21

Note 10- Income Taxes

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

	March 31, 2012	December 31, 2011

Deferred tax assets / (liabilities):
Provision for bad debts	$ 748,947	$ 750,625
Inventories	272,327	177,981
Property, plant and equipment	47,000	46,951
Losses carryforwards	1,209,177	999,734
Total deferred tax assets	2,277,451	1,975,291
Less: Valuation allowance	(603,193)	(578,024)
Net deferred tax assets	$ 1,674,258	$ 1,397,267

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

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the three months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011

Loss from operations before taxes	$ (1,384,215)	$ (368,003)
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(484,475)	(128,801)
Foreign tax rate differential	151,402	72,212
Expenses not deductible (recoverable) for income tax purpose	97,095	27,380
Change in valuation allowance and others	(39,312)	28,390
Income tax expense (benefit)	$ (275,290)	$ (819)

Undistributed loss of the Company’s non-US subsidiaries amounted to approximately $7,312,355 and $6,203,430 as of March 31, 2012 and December 31, 2011, respectively. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in ASC Topic 740. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Note 11- Concentrations & Risks

58% and 41% of the Company’s revenues for the three months ended March 31, 2012 and 2011, respectively, were derived from customers located in China mainland. Sales to the Company’s largest customer accounted for approximately13% and 47% of the Company’s sales for the three months ended March 31, 2012 and 2011, respectively.

Condensed information with respect to sales from different geographical areas for the three months ended March 31, 2012 and 2011 is as follows:

	For three months ended		For three months ended
	March 31, 2012		March 31, 2011
	Amount	Percentage	Amount	Percentage
China Mainland	$2,374,709	58%	$2,027,716	41%
China Hong Kong	537,500	13%	2,299,850	47%
South America	678,157	16%	413,241	8%
North America	251,016	6%	29,198	1%
Asia	188,277	5%	98,346	2%
Europe	87,694	2%	51,174	1%
Other areas	10,466	0%	0	0%
Total	$4,127,819	100%	$4,919,525	100%

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at March 31, 2012, approximately US$770,856 of the cash and cash equivalents (December 31, 2011: US$802,207) were held in Renminbi.

Note 12- Commitments and Contingencies

a)  Lease Commitments

The Company leases its headquarter office in Shenzhen, China.  The lease commenced on January 14, 2011 and expires on January 13, 2014.  Its total monthly rental fee is RMB 97,759 (US$15,531).

The Company leases its principal manufacturing and showroom facility in Shenzhen, China.  The lease expires on January 20, 2013.  Its total monthly rental fee is RMB 82,583 (US$13,120).

	RMB	USD
Within 1 year	1,916,355	304,459
Within 1-2 years	879,831	139,782
Thereafter	-	-

b)  Litigation

As at March 31, 2012, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of ANV.

Note 13- Subsequent Events

On April 24, 2012, the Company signed an agreement to sell substantially all of the assets and business of ANV Security Technology (China) Co., Ltd. (“Shenzhen Factory”) to Hong Kong AOPVISION Tech Co., Limited ("Purchaser"). Pursuant to the terms of the agreement entered into, the Company agreed to sell Shenzhen Factory for RMB18 million, and the Purchaser agreed to return 9.55 million restricted shares of the Company (equivalently RMB13 million) that were originally used by the Company to acquire Shenzhen Factory (Angesi) in 2010, and the remainder is RMB5 million in cash. This agreement will be subject to regulatory approval in China and United States.

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

OVERVIEW

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

In 2010, the Company completed the acquisition of 100% shares of Flybit International Ltd and 100% shares of Shenzhen Angesi Technology Co., Ltd. In 2011, the Company completed the acquisitions of four companies to increase its marketing and sales capacity. These acquired wholly owned subsidiaries have substantially contributed the China operations to the Company with its strong research & development, equipped manufacturing facilities and effective marketing of video cameras throughout the Greater China.

RESULTS OF OPERATIONS

Financial Performance Highlights of Three Months Ended March 31, 2012 and 2011

The following table sets forth key components of our results of operations for the three months ended March 31, 2012 and 2011, in dollars and as a percentage of revenues. (All amounts, other than percentages, in millions of U.S. dollars)

	For the Three Months Ended
	March 31, 2012		March 31, 2011

Revenues	$4,127,819	100%	$4,919,525	100%
Cost of Sales	3,413,177	83%	3,914,045	80%
Gross profit	714,642	17%	1,005,480	20%

Operating Expenses
Selling and Marketing	516,406	13%	413,245	8%
General and Administrative	1,271,414	31%	873,350	18%
Research and Development	306,592	7%	208,064	4%
Total Operating Expenses	2,094,412	51%	1,494,659	30%
Operating Loss	(1,379,770)	-33%	(489,179)	-10%

Other Income (Expenses)
Interest Income	15,084	0%	369	0%
Interest Expense	(30,229)	-1%	(553)	0%
Others, net	10,700	0%	121,360	2%
Total Other Income (Expense)	(4,445)	0%	121,176	2%

Loss Before Income Tax Expense	(1,384,215)	-34%	(368,003)	-7%
Income Tax Expense, Net of Income Tax Benefit	275,290	7%	819	0%
Net Loss	$(1,108,925)	-27%	$(367,184)	-7%

Revenues

Our revenues are primarily generated from sales of surveillance and safety products. Revenues was $4,127,819 for the three months ended March 31, 2012, a decrease of $791,706 (or 16%) as compared to the same period in 2011. This decrease was primarily due to the decrease of sales prices due to market competition which, in turn, decreased sales volume.

Cost of goods sold
Cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold was $3,413,177 for the three months ended March 31, 2012, a decrease of $500,868 as compared to the same period in 2011. This decrease in cost of goods sold was primarily due to the decrease of revenues amount.

Gross profit and gross margin

Gross profit was $714,642, or 17% of revenues for three months ended March 31, 2012 compared to $1,005,480, or 20% of revenues for the same period in 2011. The decrease in gross profit percentage was primarily attributable to market competition, especially the export market.

Operating expenses

Operating expenses was $2,094,412, or 51% of revenues for three months ended March 31, 2012 compared to $1,494,659, or 30% of revenues for the same period in 2011. The increase in operating expenses was primarily due to an increase of $0.5 million in inventory valuation provision for lower of net realizable value or cost.

Operation loss

Operating loss was $1,379,770, or 33% of revenues for three months ended March 31, 2012 compared to $489,179, or 10% of revenues for the same period in 2011.

Other Income (Expenses)

Other income (expense) was $(4,445) for three months ended March 31, 2012 compared to $121,176 for the same period in 2011. In the first quarter of 2011, the Company recorded $111,627 of gain from written-off of certain accounts payables.

Net Loss

Net loss was $1,108.925 for the three months ended March 31, 2012, compared to $367,184 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $1,048,595 as of March 31, 2012, as compared to $1,388,743 as of December 31, 2011, a decrease of $340,148. The decrease of cash and cash equivalents during the three months ended March 31, 2012 was primarily attributable to cash used in operations of $401,354 and purchases of equipment and furniture of $86,842.

Net cash used in operating activities was $401,354 for the three months ended March 31, 2012, as compared to net cash used in operating activities $1,109,569 for the three months ended March 31, 2011. The cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the three months ended March 31, 2012 and 2011.

Net cash used in investing activities was $88,674 for the three months ended March 31, 2012, as compared to $81,680 for the three months ended March 31, 2011. Main components of cash flows from investing activities for the three months ended March 31, 2012 included cash of $86,842 used in purchases of equipment and furniture. Main components of cash flows from investing activities for the three months ended March 31, 2011 included cash of $80,025 used in purchases of equipment and furniture.

Net cash provided by financing activities was $149,479 for the three months ended March 31, 2012 as compared to net cash used in financing activities of $137,549 for the three months ended March 31, 2011. Main components of cash flows from financing activities for the three months ended March 31, 2012 included $100,000 of proceeds from issuance of common stock and $49,479 of net proceeds from related parties. Cash flows from financing activities for the three months ended March 31, 2011 included net repayment to related parties of $137,549.

We have funded our activities to date primarily through the sales of surveillance and safety products and systems and the issuance of equity securities. Our working capital resources should be sufficient for our operation within the year, and we are seeking additional bank lines and placement of equity. However, we can give no assurance we will be successful in these efforts.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

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

May 10, 2012