Form 10-Q
period 2012-06-30
ANV SECURITY GROUP INC.
filed 2012-08-14
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, 74,480,071 shares of common stock, par value $0.001 per share, were outstanding, of which 10,545,461 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	As of
	June 30 , 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 239,979	$ 1,388,743
Accounts Receivable, net	1,622,872	4,860,072
GST Receivable	0	11,671
Inventories, net (Note 3)	28,627	5,252,778
Prepayments and Deposits	5,304	1,399,787
Due from Shareholders	144,841	177,683
Total Current Assets	2,041,623	13,090,734

Property, Plant and Equipment , net (Note 4)	6,592	636,787
Intangible Assets (Note 5)	1,384,393	1,692,613
Goodwill (Note 5)	0	4,197,256
Deferred Tax Assets (Note 10)	0	1,397,267
Total Assets	$ 3,432,608	$ 21,014,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 6)	$ 85,411	$ 6,964,264
Due to Related Parties	0	100,801
Total Current Liabilities	85,411	7,065,065
Total Liabilities	85,411	7,065,065

Commitments and Contingencies

Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 74,480,071and 74,130,071 shares issued and outstanding, respectively)	74,480	74,130
Additional Paid-in Capital	20,016,939	19,917,289
Treasury stock (17,550,000 shares)	(3,701,000)	0
Deficit Accumulated	(13,611,608)	(6,653,429)
Accumulated Other Comprehensive Income	568,386	611,602
Total Stockholders’ Equity	3,347,197	13,949,592

Total Liabilities and Stockholders’ Equity	$ 3,432,608	$ 21,014,657

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Continuing Operations
Revenues	$286	$0	$286	$0
Cost of Sales	$186	$0	$186	$0
Gross profit	$100	0	$100	$0

Operating Expenses
Selling and Marketing	$0	$0	$0	$0
General and Administrative	$526,445	$0	$639,419	$0
Research and Development	$0	$0	$0	$0
Total Operating Expenses	$526,445	$0	$639,419	$0
Operating Loss	$(526,345)	$0	$(639,319)	$0

Other Income (Expenses)
Interest Income	$134	$0	$285	$0
Interest Expense	$0	$0	$0	$0
Loss on disposal of subsidiaries	$0	$0	$0	$0
Others, net	$0	$0	$0	$0
Total Other Income (Expense)	$134	$0	$285	$0

Loss Before Income Tax Expense	$(526,211)	$0	$(639,034)	$0
Income Tax Expense, Net of Income Tax Benefit	$0	$0	$0	$0
Net Loss from continuing operations	$(526,211)	$0	$(639,034)	$0

Discontinued Operations
Net Income(Loss) from discontinued operations (Note 12)	$(5,323,043)	$(329,711)	$(6,319,145)	$(696,895)
Total Income(Loss) for the year	$(5,849,254)	$(329,711)	$(6,958,179)	$(696,895)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$(52,864)	$120,411	$(43,216)	$228,411
Comprehensive Income (Loss)	$(5,902,118)	$(209,300)	$(7,001,395)	$(468,484)

Net Loss Per Share – Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Average Number of Shares Outstanding – Basic and Diluted	74,480,071	66,130,071	74,455,071	66,130,071

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For Six Months ended
	June 30, 2012	June 30, 2011

Cash flows from continuing operating activities
Net loss	$(639,034)	$ 0
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,298	0
Provision for doubtful accounts	205	0
Provision for obsolete inventories	0	0
Deferred tax	0	0
Loss on disposal of subsidiaries	0	0
Changes in operating assets and liabilities ( (net of effects of acquisition):
Decrease (increase ) in:
Prepayment and deposit	(5,053)	0
Accounts receivable	0	0
GST Receivable	0	0
Inventories	(28,715)	0
Increase (decrease) in:
Accounts payable and accrued expenses	(40,649)	0
Income tax payable	0	0
Due to intercompanies	96,967	0
Net Cash (Used in) Provided by Operating Activities	(407,981)	0

Cash Flows From Investing Activities
Purchase of equipment and furniture	(6,857)	0
Capitalized intangible costs	(2,379)	0
Disposal of subsidiaries	159,210	0
Net Cash (Used in) Provided by Investing Activities	149,974	0

Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	31,552	0
Proceeds from common stock subscription receivable and issuance	0	0
Net Cash (Used in) Provided by Financing Activities	31,552	0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	199	0
Net (Decrease) Increase In Cash and Cash Equivalents	(226,256)	0
Net cash flows (used in) provided by discontinued operations	11,130	(2,475,307)
Cash and Cash Equivalents at Beginning of Period	455,105	4,398,282
Cash and Cash Equivalents at End of Period	$239,979	$ 1,922,975

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$0	$ 338
Income taxes paid	$0	$ 116,318

Supplemental Schedule of Non-Cash Flows Activities
Asset purchase through contract payable	$0	$ 1,194,521
Disposal of subsidiaries through treasury stock	$3,701,000	$ 0
Disposal of subsidiaries through receivable	$637,112	$ 0

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

For the three and six months ended June 30, 2012

(Unaudited)

Note 1- Company Information

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

On May 31, 2012, ANV Security Group, Inc. (the “Company”) entered into an Equity and Intellectual Property Rights Transfer Agreement (the “EIPRTA”) to dispose of all of the shares and related intellectual property of its subsidiary ANV Security Technology (China) Co., Ltd. (“ANV Tech”), by transferring the same to a company owned by its former owner and director. At the same time, the Company sold 100% equity interest in ANV Tech’s four subsidiaries back to former owners of these subsidiaries.

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

b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (all subsidiaries are 100% owned by the Company): ANV Security Group (Asia) Co., Ltd., ANV Video Alarm Service Inc. and Shenzhen Intelligent Eye Technology Co., Ltd.  The Company consolidates its subsidiaries in which it has over 50% controlling interests.  All significant intercompany accounts, transactions and cash flows have been eliminated on consolidation.

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

e)  Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the three months ended June 30, 2012 and 2011 were net loss and the foreign currency translation adjustment.

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

i)  GST Receivable

GST receivable represents tax credit that the Canadian subsidiary receives when the subsidiary pays GST tax for its normal operations. As of June 30, 2012, the Company had a GST tax receivable of nil.

j)  Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of June 30, 2012 and December 31, 2011 were $5,304 and $1,399,787 respectively.

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

l)  Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the six months ended June 30, 2012 and the year ended December 31, 2011.

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

As of June 30, 2012 and December 31, 2011, the Company did not have any Level 2 and 3 financial assets. As of June 30, 2012 and December 31, 2011, the Company did not have financial liabilities measured at fair value on a recurring basis.

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

The Company’s taxing jurisdiction is U.S. ANV Video Alarm Service Inc.’s taxing jurisdiction is Canada. ANV Security Group (Asia) Co., Ltd.’s tax jurisdiction is Hong Kong. ANV Security Technology (Taian) Co., Ltd., and Shenzhen Intelligent Eye Technology Co., Ltd.’s taxing jurisdiction is China.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at June 30, 2012 and 2011 include its outstanding stock options granted.

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

Note 3- Inventory

Inventories consisted of the following:

	June 30, 2012	December 31, 2011

Raw materials	-	$ 1,405,438
Work-in-progress	-	2,112,771
Finished goods	28,627	2,401,635
Less: provision	-	(667,066)
	28,627	$ 5,252,778

For the six months ended June 30, 2012 and 2011, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $ nil and $59,695 in the Consolidated Statements of Operations and Comprehensive Income, respectively.

Note 4- Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2012	December 31, 2011

Production equipment	$ -	$ 242,468
Electronic equipment	6,836	212,349
Vehicle		240,336
Leasehold improvement	-	191,388
	6,836	886,541
Less: Accumulated depreciation	(244)	(249,754)
	$ 6,592	$ 636,787

Depreciation expenses for the six months ended June 30, 2012 and 2011 were $244 and $117,241 respectively.

Note 5- Goodwill and other Intangible Assets

a)  Goodwill

The following table summarizes the activities in the Company’s goodwill account during the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011

Beginning balance	$ 4,197,256	$ 6,274,629
Goodwill acquired during the year:
Jinan Hualutong	-	46,099
Shijiazhuang Huilin	-	46,099
Taian Comins	-	44,601
Shenyang Huasheng	-	44,602
		6,456,030
Goodwill disposed during the year:
Flybit	-	(2,258,774)
Angesi (Shenzhen factory)	4,015,855	-
Jinan Hualutong	46,099	-
Shijiazhuang Huilin	46,099	-
Taian Comins	44,601	-
Shenyang Huasheng	44,602	-

Ending balance	$ -	$ 4,197,256

b)  Intangible assets

Intangible assets are summarized by classifications as follows:

	June 30, 2012	December 31, 2011

Software	$ 2,027,316	$ 2,133,376
Incorporation cost	55,285	55,187
	2,082,601	2,188,563
Less: Accumulated amortization	(698,208)	(495,950)
	$ 1,384,393	$ 1,692,613

Amortization expenses for the six months ended June 30, 2012 and 2011 were $215,328and $145,131 respectively.

Note 6- Accounts Payable and Accrued Expenses

As at June 30, 2012 accounts payable and accrued expenses amounted $85,411 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2011, accounts payable and accrued expenses amounted $6,964,264.

Note 7- Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at June 30, 2012 and December 31, 2011, amounts due from/to related parties as below:

The Company has amounts due from individual shareholders in amount of $144,841 and 177,683 respectively.

The Company owes individual shareholders in amount of $nil and $100,801 respectively.

Note 8- Capital Stock

As of June 30, 2012, and December 31, 2011, the amount of voting common shares issued and outstanding are 74,480,071 and 74,130,071, respectively.

Note 9- Stock Options

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at June 30, 2012, the Company has granted 140,000 shares options.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2011	140,000	0.21
Granted	-	-
Options outstanding at June 30, 2012	140,000	$ 0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	1.42 years	$ 0.25
$ 0.20	100,000	1.58 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	1.54 years	$ 0.21

Note 10- Income Taxes

ANV Security Technology (Taian) Co., Ltd. and Shenzhen Intelligent Eye Technology Co., Ltd. are subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

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

	June 30, 2012	December 31, 2011

Deferred tax assets / (liabilities):
Provision for bad debts	$ -	$ 570.343
Inventories	-7	34,897
Property, plant and equipment	-0	125,298
Losses carryforwards	2,641,136	453,116
Total deferred tax assets	2,641,136	1,183,654
Less: Valuation allowance	(2,641,136)	(435,212)
Net deferred tax assets	$ -	$ 748,442

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The Company has non-capital losses carried forward of approximately $1,830,233 in Canada, expiring through year 2018. The Company also has non-capital losses carried forward of approximately $450,000 in the US expiring through year 2031. Deductibility of the losses and period of expiration is subject to the normal review by taxation authorities.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the three months ended June 30, 2012 and 2011 are as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011

Loss from operations before taxes	$ (7,201,651)	$ (722,8083)
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(2,520,578)	(252,983)
Foreign tax rate differential	1,221,353	127,100
Expenses not deductible (recoverable) for income tax purpose	1,053,099	12,857
Change in valuation allowance and others	21,869	87,113
Income tax expense (benefit)	$ (224,257)	$ (25,913)

Undistributed loss of the Company’s non-US subsidiaries amounted to approximately $13,180,824 and $6,203,430 as of June 30, 2012 and December 31, 2011, respectively. The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business as defined in ASC Topic 740. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

Note 11- Concentrations & Risks

100% of the Company’s revenues for the three months ended June 30, 2012 and 2011, respectively, were derived from customers located in China mainland.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at June 30, 2012, approximately US$66,696 of the cash and cash equivalents (December 31, 2011: US$802,207) were held in Renminbi.

Note- 12 Discontinued Operations

As of May 31, 2012, the Company entered into an Equity and Intellectual Property Rights Transfer Agreement (the “EIPRTA”) to dispose of all of the shares and related intellectual property of its subsidiary ANV Security Technology (China) Co., Ltd. (“ANV Tech”), by transferring the same to a company owned by its former owner and director, for five million RMB (approximately $800,000) payable in three installments; (i) 20% on Closing, and 40% on each of December 31, 2012 and 2013 and (B) the return to the Company of 9,550,000 shares from former owner of the Company’s common stock. At the same time, the Company sold 100% equity interest in ANV Tech’s four subsidiaries back to former owners of these subsidiaries by return to the Company of 8,000,000 common shares from former owners of four subsidiaries.

The operating results of discontinued operations are as follows:

	For Three Months Ended		For Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$2,281,487	$8,154,507	$6,409,306	$13,074,032
Cost of Sales	1,880,626	6,631,074	5,293,803	10,545,119
Gross profit	400,861	1,523,433	1,115,503	2,528,913

Operating Expenses
Selling and Marketing	250,711	475,646	767,117	888,891
General and Administrative	(274,532)	1,119,427	883,908	1,992,777
Research and Development	76,301	313,539	382,893	521,603
Total Operating Expenses	52,480	1,908,612	2,033,918	3,403,271
Operating Income (Loss)	348,381	(385,179)	(918,415)	(874,358)

Other Income (Expenses)
Interest Income	44,822	1,107	59,755	1,476
Interest Expense	(20)	(343)	(30,249)	(896)
Loss on disposal of subsidiaries	(5,846,100)	0	(5,846,100)	0
Others, net	180,907	29,610	191,607	150,970
Total Other Income (Expense)	(5,620,391)	30,374	(5,624,987)	151,550

Income (Loss) Before Income Tax Expense	(5,272,010)	(354,805)	(6,543,402)	(722,808)
Income Tax Expense (Recovery), Net of Income Tax Benefit	51,033	(25,094)	(224,257)	(25,913)
Net Income(Loss)	$(5,323,043)	$(329,711)	$(6,319,145)	$(696,895)

                                                                                           15

Note 13- Commitments and Contingencies

a)  Lease Commitments

The Company leases its headquarter office in Shenzhen, China.  The lease commenced on January 14, 2011 and expires on January 13, 2014.  Its total monthly rental fee is RMB 97,759 (US$15,531).

The Company leases its another office in Shenzhen, China.  The lease expires on January 20, 2013.  Its total monthly rental fee is RMB 7,590 (US$1200).

	RMB	USD
Within 1 year	1,249,008	197,475
Within 1-2 years	586,554	92,737
Thereafter	-	-

b)  Litigation

As at June 30, 2012, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of the Company.

Note 14- Subsequent Events

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

RESULTS OF OPERATIONS

Revenues

Our revenues are primarily generated from sales of surveillance and safety products. Revenues was $286 for the three months ended June 30, 2012, and $nil for the same period last year. The Company disposed its manufacturing business in this quarter to develop its services business, as a result, the continuing revenue is only $286 for the three months ended June 30, 2012.

Cost of goods sold
Cost of goods sold is primarily comprised of the costs of our raw materials, labor and overhead. Cost of goods sold was $186 for the three months ended June 30, 2012, and $nil for the same period last year. As discussed above, the cost of goods sold only including the continuing operations for the three months ended June 30, 2012.

Operating expenses

Operating expenses was $526,335 for the three months ended June 30, 2012 compared to $nil for the same period in last year.

Operation loss

Operating loss was $526,345 for the three months ended June 30, 2012 compared to $nil for the same period last year.

Loss from discontinued operations

Loss from discontinued operations was $(5,323,043) for three months ended June 30, 2012 compared to $329,711 for the same period in 2011. In the second quarter of 2012, the Company disposed certain subsidiaries and recorded $5,846,100 of loss on disposals.

Net Loss

Net loss was $5,849,254 for the three months ended June 30, 2012, compared to $329,711 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $254,942 as of June 30, 2012, as compared to $1,388,743 as of December 31, 2011, a decrease of $1,133,802. The decrease of cash and cash equivalents during the six months ended June 30, 2012 was primarily attributable to cash used in operations of $407,981.

Net cash used in operating activities was $407,981 for the six months ended June 30, 2012, as compared to net cash used in operating activities $nil for the six months ended June 30, 2011. The cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the six months ended June 30, 2012 and 2011.

Net cash provided from investing activities was $149,974 for the six months ended June 30, 2012, as compared to $nil for the six months ended June 30, 2011. Main components of cash flows from investing activities for the six months ended June 30, 2012 included cash of $9,236 used in purchases of equipment and furniture. Main components of cash flows from investing activities for the six months ended June 30, 2012 included cash $159,210 received from disposal of subsidiaries.

Net cash from financing activities was $31,552 for the six months ended June 30, 2012 compared to $nil for the same period last year. Main components of cash flows from financing activities for the three months ended June 30, 2012 included $31,552 proceeds from related parties.

We have funded our activities to date primarily through the sales of surveillance and safety products and systems and the issuance of equity securities. Our working capital resources should be sufficient for our operation for the next twelve months, and we are seeking additional bank lines and placement of equity. However, we can give no assurance we will be successful in these efforts.  If we do not receive additional funding we may have to curtail our operations.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 4. Mine Safety Disclosures

Not Applicable

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

August 14, 2012

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Weixing Wang, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 of ANV Security Group, Inc.;

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

a.

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: August 14, 2012

By: /s/Weixing Wang

     Weixing Wang

     CEO and President

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin Su, certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 of ANV Security Group, Inc.;

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

a.

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: August 14, 2012

By:/s/ Kevin Su

     Kevin Su,  CFO

Exhibit 32.1

Section 1350 Certification

STATEMENT FURNISHED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the CEO and President of ANV Security Group, Inc.  This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Certification accompanies the Quarterly Report on Form 10-Q of ANV Security Group, Inc. for the quarter ended June 30, 2012.

The undersigned certifies that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of ANV Security Group, Inc. as of June 30, 2012.

This Certification is executed as of August 14, 2012.

By:/s/ Weixing Wang

     Weixing Wang

     CEO and President

     Exhibit 32.2

Section 1350 Certification

STATEMENT FURNISHED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned is the CFO of ANV Security Group, Inc.  This Certification is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  This Certification accompanies the Quarterly Report on Form 10-Q of ANV Security Group, Inc. for the quarter ended June 30, 2012.

The undersigned certifies that such 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of ANV Security Group, Inc. as of June 30, 2012.

This Certification is executed as of August 14, 2012.

.

By:/s/ Kevin Su

     Kevin Su, CFO