Form 10-Q/A
period 2012-06-30
ANV SECURITY GROUP INC.
filed 2012-10-19
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

 FORM 10-Q /A

Amendment No. 1

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

As of August 10, 2012, 74,480,071 shares of common stock, par value $0.001 per share, were outstanding, of which 10,545,461 shares were held by non-affiliates.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to provide business updates per SEC comment letter dated on October 2nd, 2012.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	As of
	June 30 , 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$239,979	$1,388,743
Accounts Receivable, net	1,622,872	4,860,072
GST Receivable	0	11,671
Inventories, net (Note 3)	28,627	5,252,778
Prepayments and Deposits	5,304	1,399,787
Due from Shareholders	144,841	177,683
Total Current Assets	2,041,623	13,090,734

Property, Plant and Equipment , net (Note 4)	6,592	636,787
Intangible Assets (Note 5)	1,384,393	1,692,613
Goodwill (Note 5)	0	4,197,256
Deferred Tax Assets (Note 10)	0	1,397,267
Total Assets	$3,432,608	$21,014,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 6)	$85,411	$6,964,264
Due to Related Parties	0	100,801
Total Current Liabilities	85,411	7,065,065
Total Liabilities	85,411	7,065,065

Commitments and Contingencies

Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 74,480,071and 74,130,071 shares issued and outstanding, respectively)	74,480	74,130
Additional Paid-in Capital	20,016,939	19,917,289
Treasury stock (17,550,000 shares)	(3,701,000)	0
Deficit Accumulated	(13,611,608)	(6,653,429)
Accumulated Other Comprehensive Income	568,386	611,602
Total Stockholders’ Equity	3,347,197	13,949,592

Total Liabilities and Stockholders’ Equity	$3,432,608	$21,014,657

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Continuing Operations
Revenues	$286	$0	$286	$0
Cost of Sales	$186	$0	$186	$0
Gross profit	100	0	100	0

Operating Expenses
Selling and Marketing	$0	$0	$0	$0
General and Administrative	$526,445	$0	$639,419	$0
Research and Development	0	$0	$0	$0
Total Operating Expenses	$526,445	$0	$639,419	$0
Operating Loss	$(526,345)	$0	$(639,319)	$0

Other Income (Expenses)
Interest Income	$134	$0	$285	$0
Interest Expense	$0	$0	$0	$0
Loss on disposal of subsidiaries	$0	$0	$0	$0
Others, net	$0	$0	$0	$0
Total Other Income (Expense)	$134	$0	$285	$0

Loss Before Income Tax Expense	$(526,211)	$0	$(639,034)	$0
Income Tax Expense, Net of Income Tax Benefit	$0	$0	$0	$0
Net Loss from continuing operations	$(526,211)	$0	$(639,034)	$0

Discontinued Operations
Net Income(Loss) from discontinued operations (Note 12)	$(5,323,043)	$(329,711)	$(6,319,145)	$(696,895)
Total Income(Loss) for the year	$(5,849,254)	$(329,711)	$(6,958,179)	$(696,895)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$(52,864)	$120,411	$(43,216)	$228,411
Comprehensive Income (Loss)	$(5,902,118)	$(209,300)	$(7,001,395)	$(468,484)

Net Loss Per Share – Basic and Diluted	$(0.01)	$0.00	$(0.01)	$0.00
Weighted Average Number of Shares Outstanding – Basic and Diluted	74,480,071	66,130,071	74,455,071	66,130,071

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For Six Months ended
	June 30, 2012	June 30, 2011
Cash flows from continuing operating activities
Net loss	$(639,034)	$0
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,298	0
Provision for doubtful accounts	205	0
Provision for obsolete inventories	0	0
Deferred tax	0	0
Loss on disposal of subsidiaries	0	0
Changes in operating assets and liabilities ( (net of effects of acquisition):
Decrease (increase ) in:
Prepayment and deposit	(5,053)	0
Accounts receivable	0	0
GST Receivable	0	0
Inventories	(28,715)	0
Increase (decrease) in:
Accounts payable and accrued expenses	(40,649)	0
Income tax payable	0	0
Due to intercompanies	96,967	0
Net Cash (Used in) Provided by Operating Activities	(407,981)	0
Cash Flows From Investing Activities
Purchase of equipment and furniture	(6,857)	0
Capitalized intangible costs	(2,379)	0
Disposal of subsidiaries	159,210	0
Net Cash (Used in) Provided by Investing Activities	149,974	0
Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	31,552	0
Proceeds from common stock subscription receivable and issuance	0	0
Net Cash (Used in) Provided by Financing Activities	31,552	0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	199	0
Net (Decrease) Increase In Cash and Cash Equivalents	(226,256)	0
Net cash flows (used in) provided by discontinued operations	11,130	(2,475,307)
Cash and Cash Equivalents at Beginning of Period	455,105	4,398,282
Cash and Cash Equivalents at End of Period	$239,979	$1,922,975
Supplemental Schedule of Cash Flows Disclosures
Interest paid	$0	$338
Income taxes paid	$0	$116,318
Supplemental Schedule of Non-Cash Flows Activities
Asset purchase through contract payable	$0	$1,194,521
Disposal of subsidiaries through treasury stock	$3,701,000	$0
Disposal of subsidiaries through receivable	$637,112	$0

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

The operating results of discontinued operations are as follows:

	For Three Months Ended		For Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$2,281,487	$8,154,507	$6,409,306	$13,074,032
Cost of Sales	1,880,626	6,631,074	5,293,803	10,545,119
Gross profit	400,861	1,523,433	1,115,503	2,528,913

Operating Expenses
Selling and Marketing	250,711	475,646	767,117	888,891
General and Administrative	(274,532)	1,119,427	883,908	1,992,777
Research and Development	76,301	313,539	382,893	521,603
Total Operating Expenses	52,480	1,908,612	2,033,918	3,403,271
Operating Income (Loss)	348,381	(385,179)	(918,415)	(874,358)
Other Income (Expenses)
Interest Income	44,822	1,107	59,755	1,476
Interest Expense	(20)	(343)	(30,249)	(896)
Loss on disposal of subsidiaries	(5,846,100)	0	(5,846,100)	0
Others, net	180,907	29,610	191,607	150,970
Total Other Income (Expense)	(5,620,391)	30,374	(5,624,987)	151,550
Income (Loss) Before Income Tax Expense	(5,272,010)	(354,805)	(6,543,402)	(722,808)
Income Tax Expense (Recovery), Net of Income Tax Benefit	51,033	(25,094)	(224,257)	(25,913)
Net Income(Loss) from discontinued operations	$(5,323,043)	$(329,711)	$(6,319,145)	$(696,895)

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

Business Update

Disposition of ANV Trading (HK) Limited (formerly Flybit International Ltd.)

On January 19, 2010, Mr. Wilson Wang acting as legal representative of ANV Security Group ( Asia) Co. Ltd. entered into an agreement (the “Flybit Agreement”) to acquire all of the issued and outstanding stock of Flybit International, Ltd., a Hong Kong corporation, from its sole owner Zhaohui Zeng for three million shares of the Company’s common stock and $720,000 in cash. The closing under the Flybit Agreement was held on February 1, 2010 with effective date of June 1, 2010. Flybit is in developing and marketing mobile video security system used on vehicles and it is a certified OEM manufacturer for Panasonic in mobile video systems. The Company intended to utilize the assets of these companies to expand its manufacturing base and increase its retail operations in China.

From June 2010 to December 2011, the sales of the mobile video security system didn’t reach the targeted levels and the Company has incurred approximately RMB10 million (USD$1.59 million) losses on this product line. Due to the down turn of the market for mobile video security systems, increased competition and lower margins, trends which management anticipates will continue, the Company initiated a strategic is to move back to providing automatic video alarm platform security service by internet. The board of directors decided to stop this product line and sold the inventory and intangible assets to an unrelated party for total cash consideration of RMB 10 Million (USD $1.59 million).  The Company has received first payment of RMB 3.34 million (US$530K) in December 2011, the remaining RMB 6.66 million (US$1.06 million) will be received by two equal payments at Dec 31, 2012 and Dec 31, 2013.  At the same time, the Company decided to dissolve the ANV Trading (HK) Limited.

Disposition of ANV Security Technology (China) Co., Ltd. (“ANV Tech”)

On December 24, 2009, ANV Security Group, Inc. (the “Company”) entered into an agreement (the “Initial Angesi Agreement”) to acquire all of the issued and outstanding stock of Shenzhen Angesi Technology, Co. (“Angesi”) which later changed its name to ANV Security Technology (China) Co. Ltd.  and certain affiliated entities for 32 million shares from its owners.  Due to the requirements for certain government approvals and the extent of the parties mutual due diligence the closing could not be held until September 30, 2010.  At the closing, under a revised agreement (the “Revised Angesi Agreement”), the Company acquired Angesi’s manufacturing facility and operation, but not its affiliated marketing companies, for 15 million shares of common stock.  The revised agreement provided, among other things, that the former shareholders of Angesi may be required to return a portion of those shares in the event certain earnings and performance targets are not met.

As of May 31, 2012, ANV Security Group, Inc. (the “Company”) entered into an Equity and Intellectual Property Rights Transfer Agreement (the “EIPRTA”) to dispose of all of the shares and related intellectual property of its subsidiary ANV Security Technology (China) Co., Ltd. (“ANV Tech”), by transferring the same to a company owned by its former owner and our director, Tingyi Li, for five million RMB (approximately $800,000) payable in three installments; (i) 20% on Closing, and 40% on each of December 31, 2012 and 2013 and (B) the return to the Company of 7,350,000 shares from Tingyi Li and 2,200,000 shares from former owner Zhengwu Pu of the Company’s common stock. The price payable to the Company is subject to adjustment for certain events set forth in the Transfer Agreement and the transaction is subject to various government approvals in China.

The Company elected to dispose of ANV Tech which owns several manufacturing facilities acquired in 2010, because of declining margins in the technology manufacturing business in China and the large amount of capital that had to be dedicated to manufacturing operations.  Management believes that the disposal of ANV Tech will free resources to allow the Company to develop its core business of residential, commercial and government security and monitoring systems, primarily in China.  Management also believes that the Company will be able to secure the products it needs for its core business from other manufacturers at reasonable prices.

Disposition of ANV Tech’s four subsidiaries

In the second quarter ended June 30, 2011, the Company acquired four companies from different unaffiliated persons in arms length transactions.  The principals of the acquired companies received 2 million shares of our common stock . The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii)TaianComins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang HuashengShiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

As of May 31, 2012, the Company elected to sell 100% equity interest in ANV Tech’s four subsidiaries back to same former owners of these subsidiaries (unaffiliated persons in arms length transactions) by return to the Company of 8,000,000 common shares from former owners of four subsidiaries.

The Company elected to dispose of ANV Tech’s four subsidiaries which acquired in 2010, because of declining margins in the technology manufacturing business in China and the large amount of capital that had to be dedicated to manufacturing operations.  Management believes that the disposal of ANV tech’s four subsidiaries will free resources to allow the Company to develop its core business of residential, commercial and government security and monitoring systems, primarily in China.  Management also believes that the Company will be able to secure the products it needs for its core business from other manufacturers at reasonable prices.

Organizational Charts before dispositions

Organizational Charts after dispositions

New Business Structure after Dispositions

After these dispositions, the Company will focused on customer support and backend service for its multi-platform security monitoring and alerts in real-time through the internet,  or 3G and 4G networks. Customers are able to use computer, smart phone or any other internet enabled device to visually monitor their locations where ANV devices have been installed.

Due to the legal restrictions of the internet business in PRC, the Company set up a VIE structure to carry out the business in China. After disposed all the assets and liabilities in ANV ASIA, ANV ASIA has no assets other than cash, but it does have a business operation, namely the management of Shen Zhen Global Intelligent Eye (“ANV GIE”), which is incorporated in December 2011, under the laws of the People’s Republic of China. ANV GIE has two equity owners: 75% of the equity interest owned by Mr. Wang Weixing, CEO and director of the Company, 25% of the equity interest owned by Mr. Feng Chun, General Manager of the ANV GIE.  ANV ASIA carries out that management pursuant to the terms of VIE agreement that it made with ANV GIE and with the equity owners in ANV GIE. Collectively, the agreements provide ANV ASIA exclusive control over the business of ANV GIE. The relationship is one that is generally identified as “entrusted management.” As a result of that relationship, the financial statements of ANV GIE are consolidated with the Company’s financial statements in this report.

At times throughout this Report we will use the term the “Company” to refer to the three entities mentioned above as a single entity, which is a consolidated entity for financial reporting purposes.  References to the “business of the Company” and the like, however, all refer to the business carried out by ANV GIE, which is the only one of the three consolidated entities that carries on business operations.

ANV GIE was founded in December 2011 under the laws of the People’s Republic of China with registered capital of 1 million RMB (US$158,707). ANV’s executive offices and operations are located in Shenzhen, Guangdong Province, in Southern China.

Shareholder approval for the disposal of ANV Tech

The Company is required to obtain shareholder approval for the sale of substantially all of the Company’s assets under Nevada corporate law. As disclosed in the Form 8-K filed July 25, 2012, the board of directors intends to obtain shareholder ratification of the disposal of ANV Tech and its four subsidiaries.  64.98% of the shares are owned by Company insiders and obtaining shareholder’s ratification is certain. We intend to initiate the ratification process in the Fourth quarter of Fiscal 2012.

New business development

As discussed above, since the Company acquired ANV trading, ANV Tech and ANV Tech’s four subsidiaries in 2010, the Company incurred $1.17 million losses for the nine months ended December 31, 2010, $4.73 million losses for the year ended December 31, 2011 and $6.32 million losses for the 6 months ended June 30, 2012. .  Management believes that the disposal of ANV trading, ANV tech and its four subsidiaries will free resources to allow the Company to develop its core business of residential, commercial and government security and monitoring systems, primarily in China.  Management also believes that the Company will be able to secure the products it needs for its core business from other manufacturers at reasonable prices.

The consideration received from the disposition will be used to develop and improve the service platform. There will be uncertainties resulting from the dispositions, but the Company no need to put significant capital resource into manufacture operation, as a result, these dispositions will have positive impact on the Company’s results of operations and liquidity and capital resources.

In September 2012, the Company has entered into a new strategic long term contract with Qingdao Fu Yuan Yun Tong

Investment Management Co., Ltd, one of China's leading investment management companies. As per the partnership, ANV GIE will install remotely controlled and centralized video systems in their hundreds of franchise stores across the country.

Qingdao Fu Yuan Yun Tong Investment Management Co., Ltd., established in August 2005, is a private enterprise engaged in financial intermediation services for financial technology patents. After years of operation & development, Fu Yuan Yun Tong Investment Management Company has opened branches in 22 provinces, cities and autonomous regions in China and more than 400 franchises. Fu Yuan is planning to become a listed company within five years.

As of September 2012, the Company does not have relationships with the entities we have disposed of. We don’t have agreements for the purchase of products from these entities. We may purchase the product from those entities in the future if these entities can offer more cost-effective products compare to other suppliers.

ANV GIE's key customers will fall within five primary markets including large scale enterprises, small and medium businesses, residential, automotive and personal security & monitoring. ANV GIE allows franchises or business owners to monitor employee and shop activity at a single or multiple locations including fire alarms, gas leaks, break-ins or natural events. Through innovative technology the benefit of the multi-platform monitoring service offered by ANV GIE equates to cost savings and peace of mind for customers. No other service offers the robust versatility and innovative technology developed by ANVS.

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

October 19, 2012