Form 10-Q
period 2012-09-30
ANV SECURITY GROUP INC.
filed 2012-11-14
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

011-86-755-8665-6436

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

As of November 14, 2012, 56,950,660 shares of common stock, par value $0.001 per share, were outstanding, of which 10,545,461 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

CONTENTS

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	As of
	September 30 , 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$103,016	$1,388,743
Accounts Receivable, net	1,463,890	4,860,072
GST Receivable	0	11,671
Inventories, net (Note 3)	24,374	5,252,778
Prepayments and Deposits	15,201	1,399,787
Due from Shareholders	144,931	177,683
Total Current Assets	1,751,412	13,090,734

Property, Plant and Equipment , net (Note 4)	67,583	636,787
Intangible Assets (Note 5)	1,281,048	1,692,613
Goodwill (Note 5)	0	4,197,256
Deferred Tax Assets (Note 10)	0	1,397,267
Total Assets	$3,100,043	$21,014,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 6)	$51,630	$6,964,264
Due to Related Parties	0	100,801
Total Current Liabilities	51,630	7,065,065
Total Liabilities	51,630	7,065,065

Commitments and Contingencies (Note 13)

Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 56,950,660and 74,463,465 shares issued and outstanding, respectively)	56,951	74,130
Additional Paid-in Capital	16,337,998	19,917,289
Treasury stock	0	0
Deficit Accumulated	(13,909,769)	(6,653,429)
Accumulated Other Comprehensive Income	563,233	611,602
Total Stockholders’ Equity	3,048,413	13,949,592

Total Liabilities and Stockholders’ Equity	$3,100,043	$21,014,657

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	For Three Months Ended		For Nine Months Ended
	Sep 30, 2012	Sep 30, 2011	Sep 30, 2012	Sep 30, 2011
Continuing Operations
Revenues	$26,039	0	26,325	0
Cost of Sales	$6,620	0	6,806	0
Gross profit	$19,419	0	19,519	0
Operating Expenses
Selling and Marketing	$2,584	0	2,584	0
General and administrative	$372,982	0	1,012,401	0
Research and Development	$0	0	0	0
Total Operating Expenses	$375,566	0	1,014,985	0
Operating Loss	$(356,147)	0	(995,466)	0
Other Income (Expenses)
Interest Income	$41	0	326	0
Interest Expense	$0	0	0	0
Loss on disposal of subsidiaries	$57,112	0	57,112	0
Others, net	$0	0	0	0
Total Other Income (Expense)	$57,153	0	57,438	0
Loss Before Income Tax Expense	$(298,994)	0	(938,028)	0
Income Tax Expense, Net of Income Tax Benefit	$0	0	0	0
Net Loss from continuing operations	$(298,994)	0	(938,028)	0
Discontinued Operations
Net Income(Loss) from discontinued operations (Note 12)	$833	(119,674)	(6,318,312)	(816,569)
Total Income(Loss) for the year	$(298,161)	(119,674)	(7,256,340)	(816,569)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$(5,153)	68,157	(48,369)	296,568
Comprehensive Income (Loss)	$(303,314)	(51,517)	(7,304,709)	(520,001)
Net Loss Per Share – Basic and Diluted	$(0.00)	0.00	(0.01)	0.00
Weighted Average Number of Shares Outstanding – Basic and Diluted	74,480,071	66,130,071	74,463,465	66,130,071

(The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statement of Stockholders' Equity
From March 31, 2010 to September 30, 2012
(Expressed in US dollars)

			Additional	Accumulated	Accumulated	Stock
	Common Stock		Paid-in	Deficit	Comprehensive	Subscription	Total
	Shares	Amount	Capital		Income	Receivable
Balance – March 31, 2010	33,190,071	33,190	1,990,785	(739,448)	191,875	0	1,476,402
Issuance of Common shares for cash	14,190,000	14,190	6,978,254	0			6,992,444
Issuance of Common shares for subsidiary stock acquisition	18,000,000	18,000	8,982,000	0	0	0	9,000,000
Issuance of Common shares for financial consulting service	750,000	750	374,250		0	0	375,000
Net loss for the year	0	0	0	(1,188,203)	0	0	(1,188,203)
Foreign currency translation adjustment	0	0	0	0	88,018	0	88,018
Stock Subscription Receivable	0	0	0	0	0	(250,000)	(250,000)
Balance – December 31, 2010	66,130,071	66,130	18,325,289	(1,927,651)	279,893	(250,000)	16,493,661
Net loss for the year	0	0	0	(4,725,778)	0	0	(4,725,778)
Foreign currency translation adjustment	0	0	0	0	331,709	0	331,709
Stock Subscription Receivable	0	0	0	0	0	250,000	250,000
Issuance of shares for acquisitions	8,000,000	8,000	1,592,000	0	0	0	1,600,000
Balance – December 31, 2011	74,130,071	74,130	19,917,289	(6,653,429)	611,602	0	13,949,592
Net loss for the year				(7,256,340)			(7,256,340)
Foreign currency translation adjustment					(48,369)		(48,369)
Issuance of shares for cash	370,589	371	104,159				104,530
Cancelled shares from disposal of Shenzhen Factory	(9,550,000)	(9,550)	(2,091,450)				(2,101,000)
Cancelled shares from disposal of 4 subsidiaries	(8,000,000)	(8,000)	(1,592,000)				(1,600,000)
Balance – September 30, 2012	56,950,660	56,951	16,337,998	(13,909,769)	563,233	0	3,048,413

ANV Security Group, Inc.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	For Nine Months ended
	September 30, 2012	September 30, 2011

Cash flows from continuing operating activities
Net loss	$(938,028)	$0
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	323,899	0
Provision for doubtful accounts	374	0
Provision for obsolete inventories	0	0
Deferred tax	0	0
Loss on disposal of subsidiaries	0	0
Changes in operating assets and liabilities (net of effects of acquisition):
Decrease (increase ) in:
Prepayment and deposit	(15,166)	0
Accounts receivable	0	0
GST Receivable	0	0
Inventories	(24,472)	0
Increase (decrease) in:
Accounts payable and accrued expenses	(74,401)	0
Income tax payable	0	0
Due to intercompanies	96,542	0
Net Cash (Used in) Provided by Operating Activities	(631,252)	0
Cash Flows From Investing Activities
Purchase of equipment and furniture	(79,534)	0
Capitalized intangible costs	(2,375)	0
Proceeds from disposal of subsidiaries	318,503	0
Net Cash (Used in) Provided by Investing Activities	236,594	0
Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	31,560	0
Proceeds from common stock subscription receivable and issuance	0	0
Net Cash (Used in) Provided by Financing Activities	31,560	0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(121)	0
Net (Decrease) Increase In Cash and Cash Equivalents	(363,219)	0
Net cash flows (used in) provided by discontinued operations	11,130	(2,882,676)
Cash and Cash Equivalents at Beginning of Period	455,105	4,398,282
Cash and Cash Equivalents at End of Period	$103,016	$1,515,606
Supplemental Schedule of Cash Flows Disclosures
Interest paid	$0	$338
Income taxes paid	$0	$116,318
Supplemental Schedule of Non-Cash Flows Activities
Asset purchase through contract payable	$0	$1,194,521
Disposal of subsidiaries through treasury stock	$3,701,000	$0
Disposal of subsidiaries through receivable	$637,112	$0

 (The accompanying notes are an integral part of these consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2012

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

Note 2 - Summary of Significant Accounting Policies

a)   Basis of Presentation and Going Concern

These consolidated financial statements are those of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. These financial statements and related notes are presented in accordance with the accounting principles generally accepted in the United States and are expressed in US dollars.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred $14 million losses since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company expects to develop its business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to acquire the properties to begin generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate revenue, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

To this date the Company has relied on the sale of stock, mainly to its officers and directors, to finance its operations and growth. The Company expects to continue to fund the Company through debt and securities sales and issuances until the Company generates enough revenues through the operations. These transactions will initially be through related parties, such as the Company’s officers and directors.

b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (all subsidiaries are 100% owned by the Company): ANV Security Group (Asia) Co., Ltd. (ANV ASIA), and Shenzhen Intelligent Eye Technology Co., Ltd..  The Company consolidates its subsidiaries in which it has over 50% controlling interests.  All significant intercompany accounts, transactions and cash flows have been eliminated on consolidation.

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

d)  Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.  These changes have no impact on previously stated financial statements of the Company.e)  Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the nine months ended September 30, 2012 and 2011 were net loss and the foreign currency translation adjustment.

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

h)  Inventories

Inventories are stated at the lower of cost or replacement cost with respect to raw materials and the lower of cost and net realizable value with respect to finished goods and work in progress. Cost of work in progress and finished goods is generally determined on weighted average cost basis and includes direct material, direct labor and overhead. Net realizable value represents the anticipated selling price less estimated costs of completion and distribution.

i)  GST Receivable

GST receivable represents tax credit that the Canadian subsidiary receives when the subsidiary pays GST tax for its normal operations. As of September 30, 2012, the Company had a GST tax receivable of nil.

j)  Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of September 30, 2012 and December 31, 2011 were $15,301 and $1,399,787 respectively.

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

l)  Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the nine months ended September 30, 2012 and the year ended December 31, 2011.

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

As of September 30, 2012 and December 31, 2011, the Company did not have any Level 2 and 3 financial assets. As of September 30, 2012 and December 31, 2011, the Company did not have financial liabilities measured at fair value on a recurring basis.

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

The Company’s taxing jurisdiction is U.S. ANV Security Group (Asia) Co., Ltd.’s tax jurisdiction is Hong Kong. Shenzhen Intelligent Eye Technology Co., Ltd.’s taxing jurisdiction is China.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at September 30, 2012 and 2011 include its outstanding stock options granted.

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

Note 3- Inventory

Inventories consisted of the following:

	September 30, 2012	December 31, 2011

Raw materials	-	$ 1,405,438
Work-in-progress	-	2,112,771
Finished goods	24,374	2,401,635
Less: provision	-	(667,066)
	24,374	$ 5,252,778

For the nine months ended September 30, 2012 and 2011, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $ nil and $59,695 in the Consolidated Statements of Operations and Comprehensive Income, respectively.

Note 4- Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2012	December 31, 2011

Production equipment	$ -	$ 242,468
Electronic equipment	9,198	212,349
Vehicle	70,017	240,336
Leasehold improvement	-	191,388
	79,215	886,541
Less: Accumulated depreciation	(11,632)	(249,754)
	$ 67,583	$ 636,787

Depreciation expenses for the nine months ended September 30, 2012 and 2011 were $3,230 and $207,055 respectively.

Note 5- Goodwill and other Intangible Assets

a)  Goodwill

The following table summarizes the activities in the Company’s goodwill account during the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012	December 31, 2011

Beginning balance	$ 4,197,256	$ 6,274,629
Goodwill acquired during the year:
Jinan Hualutong	-	46,099
Shijiazhuang Huilin	-	46,099
Taian Comins	-	44,601
Shenyang Huasheng	-	44,602
		6,456,030
Goodwill disposed during the year:
Flybit	-	(2,258,774)
Angesi (Shenzhen factory)	4,015,855	-
Jinan Hualutong	46,099	-
Shijiazhuang Huilin	46,099	-
Taian Comins	44,601	-
Shenyang Huasheng	44,602	-

Ending balance	$ -	$ 4,197,256

b)  Intangible assets

Intangible assets are summarized by classifications as follows:

	September 30, 2012	December 31, 2011

Software	$ 2,028,564	$ 2,133,376
Incorporation cost	55,319	55,187
	2,083,883	2,188,563
Less: Accumulated amortization	(802,835)	(495,950)
	$ 1,281,048	$ 1,692,613

Amortization expenses for the nine months ended September 30, 2012 and 2011 were $215,328 and $195,901 respectively.

Note 6- Accounts Payable and Accrued Expenses

As at September 30, 2012 accounts payable and accrued expenses amounted $51,630 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2011, accounts payable and accrued expenses amounted $6,964,264.

Note 7- Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at September 30, 2012 and December 31, 2011, amounts due from/to related parties as below:

The Company has amounts due from individual shareholders in amount of $144,931 and 177,683 respectively.

The Company owes individual shareholders in amount of $nil and $100,801 respectively.

Note 8- Capital Stock

As of September 30, 2012, and December 31, 2011, the amount of voting common shares issued and outstanding are 56,950,660 and 74,130,071, respectively.

Note 9- Stock Options

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at September 30, 2012, the Company has granted 140,000 shares options.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2011	140,000	0.21
Granted	-	-
Options outstanding at September 30, 2012	140,000	$ 0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	1.17 years	$ 0.25
$ 0.20	100,000	1.33 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	1.29 years	$ 0.21

Note 10- Income Taxes

Shenzhen Intelligent Eye Technology Co., Ltd. is subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

ANV Security Group, Inc. is a U.S. company and subject to taxes in US.

On March 16, 2007, The National People’s Congress of China passed “The Law of the People's Republic of China on Enterprise Income Tax” (the “Enterprise Income Tax Law”). The Enterprise Income Tax Law became effective on January 1, 2008. Under the new law, both domestic companies and foreign invested enterprises are subject to a unified income tax rate of 25% starting from 2008.

The Company has disposed its business on production, so the remaining business is operated by a simple company structure-Only ANV Group, ANV Asia and Shenzhen GIE are included in the continuing operation in consolidated financial statements. At the present, there is no temporary difference that gives rise to the deferred tax assets or liabilities, and the income tax expense or benefit as well. Moreover, there is no comparable data in continuing operation in the same period last year. The deferred tax assets or liabilities are as follows:

	September 30, 2012	September 30, 2011

Deferred tax assets / (liabilities):
Provision for bad debts	$ -	$ 0
Inventories	0	0
Property, plant and equipment	0	0
Losses carry forward	191,109	0
Total deferred tax assets	191,109	0
Less: Valuation allowance	(191,109)	0
Net deferred tax assets	$ 0	$ 0

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011

Loss from operations before taxes	$ (938,028)	$ 0
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(328,310)	0
Foreign tax rate differential	137,210	0
Expenses not deductible (recoverable) for income tax purpose	0	0
Change in valuation allowance and others	191,109	0
Income tax expense (benefit)	$ 0	$ 0

Note 11 – Concentrations and Risks

100% of the Company’s revenues for the nine months ended September 30, 2012 and 2011, respectively, were derived from customers located in China mainland.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at September 30, 2012, approximately US$61,683 of the cash and cash equivalents (December 31, 2011: US$802,207) were held in Renminbi.

Note- 12 Discontinued Operations

As of May 31, 2012, the Company entered into an Equity and Intellectual Property Rights Transfer Agreement (the “EIPRTA”) to dispose of all of the shares and related intellectual property of its subsidiary ANV Security Technology (China) Co., Ltd. (“ANV Tech”), by transferring the same to a company owned by its former owner and director, for five million RMB (approximately $800,000) payable in three installments; (i) 20% on Closing, and 40% on each of December 31, 2012 and 2013 and (B) the return to the Company of 9,529,411 shares from former owner of the Company’s common stock. At the same time, the Company sold 100% equity interest in ANV Tech’s four subsidiaries back to former owners of these subsidiaries by return to the Company of 8,000,000 common shares from former owners of four subsidiaries.

The operating results of discontinued operations are as follows:

	For Three Months Ended		For Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$0	$7,450,210	$6,409,306	$20,524,242
Cost of Sales	0	5,688,389	5,293,803	16,233,508
Gross profit	0	1,761,821	1,115,503	4,290,734

Operating Expenses
Selling and Marketing	0	613,720	767,117	1,502,611
General and Administrative	(1,183)	1,036,380	882,725	3,029,157
Research and Development	0	347,621	382,893	869,224
Total Operating Expenses	(1,183)	1,997,721	2,032,735	5,400,992
Operating Income (Loss)	1,183	(235,900)	(917,232)	(1,110,258)

Other Income (Expenses)
Interest Income	0	540	59,755	2,016
Interest Expense	0	(693)	(30,249)	(1,589)
Loss on disposal of subsidiaries	(350)	0	(5,846,450)	0
Others, net	0	116,744	191,607	267,714
Total Other Income (Expense)	(350)	116,591	(5,625,337)	268,141

Income (Loss) Before Income Tax Expense	833	(119,309)	(6,542,569)	(842,117)
Income Tax Expense (Recovery), Net of Income Tax Benefit	0	(365)	(224,257)	(25,548)
Net Income(Loss) from discontinued operations	$833	$(119,674)	$(6,318,312)	$(816,569)

Note 13- Commitments and Contingencies

a)  Lease Commitments

The Company leases its headquarter office in Shenzhen, China.  The lease commenced on January 14, 2011 and expires on January 13, 2014.  Its total monthly rental fee is RMB 97,759 (US$15,531).

The Company leases its another office in Shenzhen, China.  The lease expires on January 20, 2013.  Its total monthly rental fee is RMB 7,590 (US$1200).

	RMB	USD
Within 1 year	1,226,238	193,383
Within 1-2 years	293,277	46,251
Thereafter	-	-

b)  Litigation

As at September 30, 2012, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of the Company.

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

OVERVIEW

ANV Security Group, Inc. and its subsidiaries (the “Company” or “ANVS”) is specialized in providing alarm service through an internet based video service platform. This platform performs instant notification to the owner via SMS, e-mail, telephone or cellular phone when an alarm is triggered worldwide in any time zone and captures the event images in user accessible video surveillance servers.

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

Disposition of ANV Tech’s four subsidiaries

In the second quarter ended June 30, 2011, the Company acquired four companies from different unaffiliated persons in arms length transactions.  The principals of the acquired companies received 2 million shares of our common stock. The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii)TaianComins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang HuashengShiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

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

Organizational Charts: Before and After Dispositions

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

ANV GIE was founded in 2011 under the laws of the People’s Republic of China with registered capital of 1 million RMB (US$158,707). ANV’s executive offices and operations are located in Shenzhen, Guangdong Province, in Southern China.

VIE Agreements

On November 30, 2011, ANV ASIA and ANV GIE entered into the VIE Agreements, pursuant to which ANV GIE became ANV ASIA’s VIE. The use of VIE agreements is a common structure used to acquire PRC companies, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include:

•

an Entrusted Management Agreement through which ANV ASIA has the right to advise, consult, manage and operate ANV GIE and collect and own all of the net profits of ANV GIE. ANV ASIA has the right to recommend director candidates and appoint the senior executives of ANV GIE, approve any transactions that may materially affect the assets, liabilities, rights or operations of ANV GIE, and guarantee the contractual performance by ANV GIE of any agreements with third parties, in exchange for a pledge by ANV GIE of its accounts receivable and assets;

•

a Shareholders Proxy Votes Agreement under which the owners of ANV GIE have vested their collective voting control over ANV GIE to ANV ASIA and will only transfer their respective equity interests in ANV GIE to ANV ASIA or its designee(s);

•

an Option Agreement under which the owners of ANV GIE have granted to ANV ASIA the irrevocable right and option to acquire all of their equity interests in ANV GIE; and

•

an Equity Pledge Agreement under which the owners of ANV GIE have pledged all of their rights, title and interests in ANV GIE to ANV ASIA to guarantee ANV GIE’s performance of its obligations under the Entrusted Management Agreement.

Through the VIE Agreements, we exercise effective control over the operations of ANV GIE and receive the economic benefits of ANV GIE. As a result, under U.S. GAAP, we are considered the primary beneficiary of ANV GIE and thus consolidate its results in our consolidated financial statements.

RISKS RELATED TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

ANV GIE manages and operates our video alarm business through ANV GIE pursuant to the rights it holds under the VIE Agreements. Almost all economic benefits and risks arising from ANV GIE’s operations are transferred to ANV ASIA under these agreements.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•

imposing economic penalties;

•

discontinuing or restricting the operations of ANV GIE;

•

imposing conditions or requirements in respect of the VIE Agreements with which ANV GIE or ANV ASIA may not be able to comply;

•

requiring our company to restructure the relevant ownership structure or operations;

•

taking other regulatory or enforcement actions that could adversely affect our company’s business; and

•

revoking the business licenses and/or the licenses or certificates of ANV GIE, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of ANV GIE, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate ANV GIE under the VIE Agreements may not be as effective as direct ownership.

We conduct our Video Alarm business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of ANV GIE. However, the VIE Agreements may not be as effective in providing us with control over ANV GIE as direct ownership. Under the current VIE arrangements, as a legal matter, if ANV GIE fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) reply on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control ANV GIE, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them, and PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If ANV GIE or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing ANV GIE to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in the PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes, which could result in our being subject to higher tax liability or cause other adverse financial consequences.

The controlling shareholder of ANV GIE may have potential conflicts of interest with our company that may adversely affect our business.

Mr. Weixing Wang, our Chief Executive Officer, is also the largest shareholder of ANV GIE. Conflicts could arise from time to time between our interests and the interests of Mr. Wang. Conflicts could also arise between us and ANV GIE that would require our shareholders and ANV GIE’s shareholders to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Mr. Wang will vote his shares in our best interest or otherwise act in the best interests of our company. If Mr. Wang fails to act in our best interests, our operating performance and future growth could be adversely affected.

We rely on the approval certificates and business license held by ANV GIE and any deterioration of the relationship between ANV GIE and ANV ASIA could materially and adversely affect our business operations.

We operate our video alarm business in China on the basis of the approval certificates, business license and other requisite licenses held by ANV GIE. There is no assurance that ANV GIE will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with ANV GIE is governed by the VIE Agreements, which are intended to provide us with effective control over the business operations of ANV GIE. However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. ANV GIE could violate the VIE Agreements, become insolvent, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputations and business could be materially harmed.

If ANV ASIA exercises the purchase option it holds over ANV GIE’s share capital pursuant to the VIE Agreements, the payment of the purchase price could materially and adversely affect our financial position.

Under the VIE Agreements, ANV GIE’s shareholders have granted ANV ASIA an option for the maximum period of time allowed by law to purchase all of the equity interest in ANV GIE at a price equal to the capital paid in by the transferors, adjusted pro rata for purchase of less than all of the equity interest, unless applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest. Since ANV GIE is already our contractually controlled affiliate, our exercise of the option would not bring immediate benefits to our Company, and we would only do so if ANV GIE or its shareholders fail to perform the obligations under the VIE Agreements and we are unable to obtain specific performance, injunctive relief, or other damages in PRC courts, or otherwise protect our interests. The parties have agreed that if the applicable PRC laws and regulations require an appraisal of the equity interest or stipulate other restrictions regarding the purchase price of the equity interest at the time that the option is exercised, then the purchase price will be set at the lowest price permissible under the applicable laws and regulations. However, due to uncertainties in the application of various laws, rules, regulations or policies in PRC legal system, we cannot be sure that if we choose to exercise such option, any appraisal of equity interest or other stipulated restrictions required by PRC law will not materially increase the payment price for the option and adversely affect our results of operations.

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

We may be exposed to liabilities under the Nevada Corporate Law and any determination that we violated these laws could have a material adverse effect on our business.

We need obtain shareholder approval prior to consummating the disposal transactions as required under Nevada Corporate Law although we have obtained 64.98% insiders’ (most are management and board of directors) supports of the disposal transactions when this transaction approved by the board of directors.

Due to the slow down of the Chinese economy and decline of market demand, the Company has no cash to finance those manufacturing business. If we didn’t dispose those manufacturing business on a timely manner, we will have to shut down ANV Tech and its four subsidiaries. If we shut down the manufacturing business instead of disposal, the Company will incur significant liabilities related to severance payment and disposal losses on tangible assets. Due to the time restriction, management and board of directors decided to sold ANV Tech and its four subsidiaries back to its former owners in China as soon as possible.

The Company intends to obtain subsequent shareholder ratification in 4th quarter of fiscal 2012. In spite of these efforts, our existing safeguards and any future improvements may prove to be less than effective, and the management and board of directors of our company and its affiliate may engage in conduct for which we might be held responsible. Violations of the Nevada Corporate Law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Impact of the dispositions on the Company and the current status of operations, what is required to develop current operations and known trends and uncertainties.

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

The impact of the dispositions on the company is positive because the Company no needs to put large capital in manufacturing operations. Furthermore, if the Company didn’t dispose the ANV Tech and its four subsidiaries, the Company still can’t continue running the manufacturing business due to the short of cash.  As a result, the Company will no longer run manufacture business and changed to a service providing company.

The Company has incurred total $14 million losses since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to develop its video alarm service business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to do research and marketing activities. As of September 30, 2012, the Company still not begins generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate sufficient revenue to cover the monthly expenses of the Company, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

To this date the Company has relied on the sale of stock, mainly to its officers and directors, to finance its operations and growth. The Company expects to continue to fund the Company through debt and securities sales and issuances until the Company generates enough revenues through the operations. These transactions will initially be through related parties, such as the Company’s officers and directors.

New business development

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

RESULTS OF OPERATIONS

Revenues

Our revenues are primarily generated from sales of surveillance and safety products. Revenues was $26,039 for the three months ended September 30, 2012, and $nil for the same period last year. The Company disposed its manufacturing business in this quarter to develop its services business, as a result, the continuing revenue is only $26,039 for the three months ended September 30, 2012.

Cost of goods sold
Cost of goods sold is primarily comprised of the costs of our finished goods purchased from our subcontractors. Cost of goods sold was $6,620 for the three months ended September 30, 2012, and $nil for the same period last year. As discussed above, the cost of goods sold only including the continuing operations for the three months ended September 30, 2012.

Operating expenses

Operating expenses was $375,556 for the three months ended September 30, 2012 compared to $nil for the same period in last year.

Operation loss

Operating loss was $298,994 for the three months ended September 30, 2012 compared to $nil for the same period last year.

Loss from discontinued operations

Income from discontinued operations was $833 for three months ended September 30, 2012 compared to ($119,674) for the same period in 2011. In the second quarter of 2012, the Company disposed certain subsidiaries and recorded $5,846,100 of loss on disposals.

Net Loss

Net loss was $298,161 for the three months ended September 30, 2012, compared to $119,674 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $103,016 as of September 30, 2012, as compared to $1,388,743 as of December 31, 2011, a decrease of $1,285,727. The decrease of cash and cash equivalents during the nine months ended September 30, 2012 was primarily attributable to cash used in operations of $1,026,766.

Net cash used in operating activities was $631,252 for the nine months ended September 30, 2012, as compared to net cash used in operating activities $nil for the nine months ended September 30, 2011. The cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the nine months ended September 30, 2012 and 2011.

Net cash provided from investing activities was $236,594 for the nine months ended September 30, 2012, as compared to $nil for the nine months ended September 30, 2011. Main components of cash flows from investing activities for the nine months ended September 30, 2012 included cash of $81,909 used in purchases of equipment and furniture and intangible assets, $318,503 received from disposal of subsidiaries.

Net cash from financing activities was $31,560 for the nine months ended September 30, 2012 compared to $nil for the same period last year. Main components of cash flows from financing activities for the nine months ended September 30, 2012 included $31,560 proceeds from related parties.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

November 14, 2012