Form 10-Q/A
period 2012-09-30
ANV SECURITY GROUP INC.
filed 2013-03-08
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q A

(Amendment No. 1)

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

Organizational Charts: Before and After Dispositions

New Business Structure after Dispositions

After these dispositions, the Company will focused on customer support and backend service for its multi-platform security monitoring and alerts in real-time through the internet, or 3G and 4G networks. Customers are able to use computer s , smart phone s or any other internet enabled device s to visually monitor their locations where ANV devices have been installed.

Due to the legal restrictions of the internet business in PRC, the Company set up a VIE structure to carry out the business in China ..  Under this structure the Company does not actually own the shares of ~~.~~  Shenzhen Global Intelligent Eye Technology Co., Ltd., but is entitled to name its board of directors and to all operating profits.  In addition, the Company has the option, at any time, to acquire all of the shares of Shenzhen Global Intelligent Eye Technology Co., Ltd. at no cost. Accordingly, while technically not owned by the Company, the Company to comply with Chinese law, has all of the benefits of ownership of Shenzhen Global Intelligent Eye Technology Co., Ltd. and may obtain actual ownership at such time as management may desire for the capital cost of the current owners. After the disposal of   all the assets and liabilities in ANV ASIA, ANV ASIA has no assets other than cash, but it does have a business operation, namely the management of Shen Zhen Global Intelligent Eye (“ANV GIE”), which is incorporated in December 2011, under the laws of the People’s Republic of China. ANV GIE has two equity owners: 75% of the equity interest is owned by Mr. Wang Weixing, CEO and director of the Company, 25% of the equity interest owned by Mr. Feng Chun, General Manager of the ANV GIE.

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

The VIE is filed as an exhibit to this report and the above discussion is qualified in its entirety by such discussion.

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

Lack of Need Shareholder approval for the disposal of ANV Tech or other Subsidiaries

The Company is required to obtain shareholder approval for the sale of substantially all of the Company’s assets under Nevada corporate law. As disclosed in the Form 8-K filed July 25, 2012, the board of directors intend ed to obtain shareholder ratification of the disposal of ANV Tech and its four subsidiaries.  64.98% of the shares are owned by Company insiders and obtaining shareholder’s ratification would have been certain .. However, because we owned these assets through several layers of subsidiaries and because a shareholder vote was held at the subsidiary level, counsel as advised us that obtaining shareholder approval at the Company level is not required.  We have determined not to incur the expense of a shareholder approval ..  Due to our organizational structure, management may make decisions regarding acquiring and disposing of assets without shareholder votes that may be required under Nevada Law were the assets directly owned by the Company.

We may be exposed to liabilities under the Nevada Corporate Law and any determination that we violated these laws could have a material adverse effect on our business.

We have determined that we did not need to obtain shareholder approval prior to consummating the disposal transactions under Nevada Corporate Law although we have determined that the holders of approximately 64.98% of our shares supports of the disposal transactions when this transaction approved by the board of directors.

Due to the slow down of the Chinese economy and decline of market demand, the Company has no cash to finance those manufacturing business. If we didn’t dispose those manufacturing business on a timely manner, we w ould have been required to shut down ANV Tech and its four subsidiaries. If we had shut down the manufacturing business instead of pursuing disposal, the Company w ould have   incur red significant liabilities related to severance payment and disposal losses on tangible assets. Due to the time restriction, management and board of directors decided to sell ANV Tech and its four subsidiaries back to its former owners in China as soon as possible as that course was in the best interest of Shareholders and in compliance with Nevada Law ..

We can not assure our shareholders that a lawsuit might not be brought which would subject us to significant expense or that a court might not find that we have violated Nevada Law and cause us to be subject to criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

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

Our limited ability to protect our intellectual properties, and the possibility that our technologies could inadvertently infringe technologies owned by others, may adversely affect our ability to compete ..

We rely on a combination of trademarks, patent applications, copyrights, trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. A successful challenge to the ownership of our technologies could materially damage our business prospects Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to protect our technology license positions or to defend against infringement claims. We had applied for a United States patent for our web based security systems.  We do not have any United States patents and we are not currently pursuing our existing application as technological advances have made the items sought to be protected therein less valuable.  We may modify our existing patent applications or seek new patents in the coming year. No assurance can be given that we will be granted a patent, that, if granted, any patent will provide us with meaningful protection from infringement by others or that any patent that we may be granted will not be held by a court to infringe on the rights of others.  The loss of our intellectual property could materially adversely affect our business.

New business development

The consideration received from the disposition will be used to develop and improve the service platform. There will be uncertainties resulting from the dispositions, but the Company does no t need to put significant capital resource s into its manufactur ing ~~e~~ operation, as a result, we anticipate that these dispositions will have positive impact on the Company’s results of operations and liquidity and capital resources.

In September 2012, the Company entered into a new strategic long term contract with Qingdao Fu Yuan Yun Tong Investment Management Co., Ltd, one of China's leading investment management companies. As per the partnership, ANV GIE will install remotely controlled and centralized video systems in their hundreds of franchise stores across the country.

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

Cost of goods sold
Cost of goods sold is primarily comprised of the costs of our finished goods purchased from our subcontractors. Cost of goods sold was $6,620 for the three months ended September 30, 2012, and $nil for the same period last year. As discussed above, the cost of goods sold only includ es the continuing operations for the three months ended September 30, 2012.

Operating expenses

Operating expenses w ere $375,556 for the three months ended September 30, 2012 compared to $nil for the same period in last year. This reflects the gearing up of our new principal line of business.

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

During 2011, a former officer and director effected a purported unauthorized repurchase of shares from two shareholders located in Canada in the aggregate amount of $144,931. Management does not recognize this unauthorized purchase and intends to pursue the Company’s legal remedies to recover these funds.  The transactions are shown on our balance sheet as loans to stockholders.

We are actively seeking private equity investment in the Company, but can give no assurance that we will find the same on suitable terms.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

10.1 Sales Contract, dated July 11, 2012, by and between Quingdao Fu Yuan Yun Tong Investment Management Co., Ltd and Shenzhen Global Intelligent Eye Technology Co., Ltd.

10.2 Variable Interest Agreement, dated November  30, 2011, by and between Shenzhen Global Intelligent Eye Technology Co., Ltd. and the Registrant.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANV SECURITY GROUP, INC.

By:	/S/ Weixing Wang
Weixing Wang
Chief Executive Officer (Principal Executive Officer)

By:	/S/ Kevin Su
Kevin Su
Chief Financial Officer
(Principal Financial and Accounting Officer)

March 7, 2013