Form 10-K
period 2012-12-31
ANV SECURITY GROUP INC.
filed 2013-03-28
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

[T ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

011-86-755-86656436

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes x   No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐   No ☒

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

   Large accelerated filer ☐      Accelerated filer ☐  Non-accelerated Filer  ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2012: $5,695,066.

The number of shares of the registrant’s common stock outstanding as of December 31, 2012:  56,950,660.

INDEX TO FORM 10-K ANNUAL REPORT

Page

PART I

Item 1.

Business

5

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

23

Item 2.

Properties

23

Item 3.

Legal Proceedings

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

And Issuer Purchases of Equity Securities

24

Item 6.

Selected Financial Data

25

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

25

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

28

Item 8.

Financial Statements and Supplementary Data

28

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

28

Item 9A(T)

Controls and Procedures

28

Item 9B

Other Information

29

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

30

Item 11.

Executive Compensation

31

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

33

Item 13.

Certain Relationships and Related Transactions, and Director Independence

34

Item 14.

Principal Accountant Fees and Services

35

PART IV

Item 15.

Exhibits and Financial Statement Schedules

36

Signatures

37

Financial Statements

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

As of May 31, 2012, ANV Security Group, Inc. (the “Company”) entered into an Equity and Intellectual Property Rights Transfer Agreement (the “EIPRTA”) to dispose of all of the shares and related intellectual property of its subsidiary ANV Security Technology (China) Co., Ltd. (“ANV Tech”), by transferring the same to a company owned by its former owner and former director, Tingyi Li, for five million RMB (approximately $800,000) payable in three installments; (i) 20% on Closing, and 40% on each of December 31, 2012 and 2013 and (B) the return to the Company of 7,350,000 shares from Tingyi Li and 2,200,000 shares from former owner Zhengwu Pu of the Company’s common stock. The price payable to the Company is subject to adjustment for certain events set forth in the Transfer Agreement and the transaction is subject to various government approvals in China.

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

Disposition of ANV Tech’s four subsidiaries

In the second quarter ended June 30, 2011, the Company acquired four companies from different unaffiliated persons in arm’s length transactions.  The principals of the acquired companies received 2 million shares of our common stock. The acquired companies are (i) Jinan Hualutong Technology Co., Ltd., an electronic security product marketer located in Jinan, Shandong, China; (ii) Shijiazhuang Huilin Technology Co., Ltd., an electronic security product marketer located in Shijiazhuang, Hebei, China; (iii)TaianComins Electronic Technology Co., Ltd., an electronic security product marketer and installer located in Taian, Shandong, China; and (iv) Shenyang HuashengShiji Trading Co., Ltd., an electronic security product marketer located in Shenyang, Liaoning, China.

As of May 31, 2012, the Company elected to sell 100% equity interest in ANV Tech’s four subsidiaries back to same former owners of these subsidiaries (unaffiliated persons in arm’s length transactions) by return to the Company of 8,000,000 common shares from former owners of four subsidiaries.

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

ANV Security Group, Inc.
Organizational Charts
Before dispositions

ANV Security Group, Inc.
Organizational Charts
After dispositions

New Business Structure after Dispositions

After these dispositions, the Company will focused on customer support and backend service for its multi-platform security monitoring and alerts in real-time through the internet, or 3G and 4G networks. Customers are able to use computers, smart phones or any other internet enabled devices to visually monitor their locations where ANV devices have been installed.

Due to the legal restrictions of the internet business in PRC, the Company set up a VIE structure to carry out the business in China.  Under this structure the Company does not actually own the shares of Shenzhen Global Intelligent Eye Technology Co., Ltd., but is entitled to name its board of directors and to all operating profits.  In addition, the Company has the option, at any time, to acquire all of the shares of Shenzhen Global Intelligent Eye Technology Co., Ltd. at no cost. Accordingly, while technically not owned by the Company, the Company to comply with Chinese law, has all of the benefits of ownership of Shenzhen Global Intelligent Eye Technology Co., Ltd. and may obtain actual ownership at such time as management may desire for the capital cost of the current owners. After the disposal of all the assets and liabilities in ANV ASIA, ANV ASIA has no assets other than cash, but it does have a business operation, namely the management of Shen Zhen Global Intelligent Eye (“ANV GIE”), which is incorporated in December 2011, under the laws of the People’s Republic of China. ANV GIE has two equity owners: 75% of the equity interest is owned by Mr. Wang Weixing, CEO and director of the Company, 25% of the equity interest owned by Mr. Feng Chun, General Manager of the ANV GIE.  ANV ASIA carries out that management pursuant to the terms of VIE agreement that it made with ANV GIE and with the equity owners in ANV GIE. Collectively, the agreements provide ANV ASIA exclusive control over the business of ANV GIE. The relationship is one that is generally identified as “entrusted management.” As a result of that relationship, the financial statements of ANV GIE are consolidated with the Company’s financial statements in this report.

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

The impact of the dispositions on the company is positive because the Company no needs to put large capital in manufacturing operations. Furthermore, if the Company had not disposed of ANV Tech and its four subsidiaries, the Company would have been required to discontinue manufacturing operations due to its lack of operating capital. Accordingly, the Company ceased its manufacturing operations and changed to a service providing company.

The Company has incurred total $14 million losses since inception. Further, as of December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to develop its video alarm service business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to do research and marketing activities. As of December 31, 2012, the Company does not have  sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate sufficient revenue to cover the monthly expenses of the Company, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

New business development

The consideration received from the disposition will be used to develop and improve the service platform. There will be uncertainties resulting from the dispositions, but the Company does not need to put significant capital resources into its manufacturing operation, as a result, we anticipate that these dispositions will have positive impact on the Company’s results of operations and liquidity and capital resources.

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

As of December 2012, the Company does not have relationships with the entities we have disposed of. We don’t have agreements for the purchase of products from these entities. We may purchase the product from those entities in the future if these entities can offer more cost-effective products compare to other suppliers.

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

Item 1A. Risk Factors

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

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

-Imposing economic penalties;

·

-Discontinuing or restricting the operations of ANV GIE;

·

-Imposing conditions or requirements in respect of the VIE Agreements with which ANV GIE or ANV ASIA may not be able to comply;

·

-Requiring our company to restructure the relevant ownership structure or operations;

·

-Taking other regulatory or enforcement actions that could adversely affect our company’s business; and

·

-Revoking the business licenses and/or the licenses or certificates of ANV GIE, and/or voiding the VIE Agreements.

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

Lack of Need Shareholder approval for the disposal of ANV Tech or other Subsidiaries

The Company is required to obtain shareholder approval for the sale of substantially all of the Company’s assets under Nevada corporate law. As disclosed in the Form 8-K filed July 25, 2012, the board of directors intended to obtain shareholder ratification of the disposal of ANV Tech and its four subsidiaries.  64.98% of the shares are owned by Company insiders and obtaining shareholder’s ratification would have been certain. However, because we owned these assets through several layers of subsidiaries and because a shareholder vote was held at the subsidiary level, counsel as advised us that obtaining shareholder approval at the Company level is not required.  We have determined not to incur the expense of a shareholder approval.  Due to our organizational structure, management may make decisions regarding acquiring and disposing of assets without shareholder votes that may be required under Nevada Law were the assets directly owned by the Company.

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

Due to the slowing down of the Chinese economy and decline of market demand, the Company has no cash to finance those manufacturing business. If we didn’t dispose those manufacturing business on a timely manner, we would have been required to shut down ANV Tech and its four subsidiaries. If we had shut down the manufacturing business instead of pursuing disposal, the Company would have incurred significant liabilities related to severance payment and disposal losses on tangible assets. Due to the time restriction, management and board of directors decided to sell ANV Tech and its four subsidiaries back to its former owners in China as soon as possible as that course was in the best interest of Shareholders and in compliance with Nevada Law.

We can not assure our shareholders that a lawsuit might not be brought which would subject us to significant expense or that a court might not find that we have violated Nevada Law and cause us to be subject to criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition.

Risks Relating To Our Business

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

Our future success depends in part on the contributions of our management team and key technical and sales personnel and our ability to attract and retain qualified new personnel. In particular, our success depends on the continuing employment of our CEO, Dr. Weixing Wang. There is significant competition in our industry for qualified managerial, technical and sales personnel and we cannot provide assurance that we will be able to retain our key senior managerial, technical and sales personnel or that we will be able to attract, integrate and retain other such personnel that we may require in the future.  Many engineers and technicians obtain post-graduate or professional degrees, and the increased educational time required at the post-graduate level further restricts the pool of engineers and technicians available for employment.   We compete for all such personnel with other high tech companies in various fields.  There can be no assurance that we will be successful in hiring or retaining such qualified personnel. If we are not able to hire and retain qualified people to fill these positions, our competitive position would be adversely affected, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our growth strategy includes acquiring or investing in suitable candidates on acceptable terms in China.  We have also from time to time entered into letters of intent to acquire several other companies in China. We also produce our products through an OEM in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•

higher level of government involvement;

•

early stage of development of the market-oriented sector of the economy;

•

rapid growth rate;

•

higher level of control over foreign exchange; and

•

allocation of resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our principal executive offices comprised of 1,564.15 square meters (approximately 16,770 square feet) at a rental of RMB 97,759.39 (approximately US$15,553).  The lease, a copy of which is filed as an exhibit to this Report, further allocates certain obligations and rights between the parties and grants the Company a right of first refusal as to re-letting the premises after the lease term.  Management believes that the new offices are adequate for the Company’s needs during the next fiscal year and that the Company can locate additional suitable space in the vicinity if required.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2012
1st Quarter	$0.22	$0.20
2nd Quarter	0.22	0.12
3rd Quarter	0.21	0.05
4th Quarter	0.15	0.01

Year Ended December 31, 2011
1st Quarter	$0.45	$0.20
2nd Quarter	0.45	0.19
3rd Quarter	0.20	0.20
4th Quarter	0.22	0.20

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

Holders

As of December 31, 2012, we had 284 shareholders of record and 56,950,660 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at December 31, 2012, the Company has granted 140,000 shares options.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

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

RESULTS OF OPERATIONS

Financial Performance Highlights of year ended December 31, 2012

For the year ended December 31, 2012, our financial results include some of our substantial operations in China that were disposed in the same period prior year. Therefore direct comparisons are not useful or relevant.

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

These disposals are part of the Company’s strategy to focus on its core competitive area- internet service provider.

Revenues in 2012 year were $185,175, which were driven by the business of surveillance products,  internet service and software development. The surveillance and security product and service market in China continues to expand. However, the business environment remains competitive and challenging. Management will continue focusing on market and product development, management controls and improving operating efficiencies.

The following are some financial highlights for the year ended December 31, 2012:

•

Revenues: Revenues recorded $185,175.

•

Gross margin: Gross margin was 93.82%

•

Operation loss: Operating loss was ($1,774,099)

•

Operating margin: Operating loss margin was (958.07%)

•

Net loss from continuing operations was ($1,694,069)

•

Net loss from discontinued operations was ($6,630,704)

•

Net loss attributable to the Company: Net loss attributable to the Company was ($8,324,773)

•

Net margin: Net loss margin was (4,495.62%)

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $72,316 as of December 31, 2012, as compared to $1,388,743 as of December 31, 2011, a decrease of $1,266,427. The decrease in cash and cash equivalents during the year ended December 31, 2012 was primarily attributable to opening cash of $933,638 belonged to discontinued operations, purchases of equipment and furniture of $79,604, purchases of inventories of $22,726.

In view of our continuing businesses, net cash used in operating activities was $490,206 for the year ended December 31, 2012, as compared to $nil for the year ended December 31, 2011. The increase in cash used in operating activities was primarily attributable to our net loss, as well as changes in working capital for the year ended December 31, 2012.

Net cash used in investing activities was $81,981 for the year ended December 31, 2012, as compared to $nil for the year ended December 31, 2011. Main components of cash flows from investing activities for the year ended December 31, 2012 included cash of $79,604 used in purchases of equipment and furniture.

Net cash provided by financing activities was $177,714 for the year ended December 31, 2012 as compared to $ nil for the year ended December 31, 2011. Significant components of cash flows from financing activities for the year ended December 31, 2012 included $176,425 of proceeds from related parties.

We have funded our activities to date primarily through the sales of surveillance and safety products and systems, the sale of our subsidiaries and  the issuance of equity securities.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements for the year ended December 31, 2012 and 2011 and the reports thereon of Canuswa Accounting & Tax Services Inc., respectively are included in this annual report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our officers concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including Weixing Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2012.

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the quarter ended December 31, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers as of December 31, 2012 are:

Name                                                          Age        Position(s)

Weixing Wang                                            49         Chairman of the Board, Directors

and Chief Executive Officer

Kevin Su

       42        Chief Financial Officer

Daniel Sze-Yuen Lee                                  64         Member of board of Directors

Yiquan Song                                                46        Member of board of Directors

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

Yiquan Song, has served on our Board of Directors since October 5, 2010. He has established several corporations spanning several industries such as a farm, a textile mill, a trading company, a beverage company, a real estate company, a number of hotels and an investment company. He has also served several positions such as factory director, general manager, chairman of the board, deputies to the local People’s Congress by means of practical work and fighting spirit in business. In 2009, he finally set up the Zhejiang Yiquan holding group Co. Ltd, which has been one of the well-known enterprises in Shaoxing, Zhejiang, China.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the year ended December 31, 2012 and 2011, by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp.	Other Comp.	All Other Comp.
Weixing	12/31/12	$ 69,996	$ -	$ -	$ -	$ -	$ -	$ -
Wang	12/31/11	$ 69,996	$ -	$ -	$ -	$ -	$ -	$ -
CEO

Paul Lau	12/31/12	$ -	$ -	$ -	$ -	$ -	$ -	$ -
CFO*	12/31/11	$ 68,330	$ -	$ -	$ -	$ -	$ -	$ -

Kevin Su	12/31/12	$ 50,000	$ -	$ -	$ -	$ -	$ -	$ -
CFO**	12/31/11	$ 8,333	$ -	$ -	$ -	$ -	$ -	$ -

Jonathan	12/31/12	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Zeng	12/31/11	$ 69,996	$ -	$ -	$ -	$ -	$ -	$ -
COO***

Xiaolin	12/31/12	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Yang	12/31/11	$ 48,996	$ -	$ -	$ -	$ -	$ -	$ -
Vice President****

*   Paul Lau resigned as CFO on November 1, 2011.

** Kevin Su became CFO on November 1, 2011.

*** Jonathan Zeng resigned as COO on December 31, 2011.

**** Xiaolin Yang resigned as Vice President on December 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2012, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and address	Number of shares owned		Percent of Class (3)

Weixing Wang (1)	7,270,000		12.8%
Daniel Sze- Yuen Lee (1)	Nil		Nil
Kevin Su (1)	Nil		Nil
Yan Wang (2)	6,620,000		11.6%
Yiquan Song (1)	4,000,000		7.0%
Ming Li	4,750,000	(4)	8.3%

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

(3)  Applicable percentage ownership is based on 56,950,660 shares of our common stock outstanding as of December 31, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(4)  The address of Ming Li is 7-10111 Gilbert Road, Richmond, BC, Canada. The number of shares includes 3,100,000 shares owned by Advanced Network Video Inc., a corporation owned by Mr. Li. Mr Li is Chief consultant of the Company.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended December 31, 2012 and 2011 were $40,000 and $98,000 respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

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

March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Weixing Wang Weixing Wang	Chairman of the Board, Director and Chief Executive Officer	March 28, 2013

/s/ Yiquan Song Yiquan Song	Member of the Board of Directors	March 28, 2013

/s/ Daniel Sze-Yuen Lee Daniel Sze-Yuen Lee	Member of the Board of Directors	March 28, 2013

ANV Security Group, Inc.

Consolidated Financial Statements

For the year ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

F-6

Canuswa Accounting & Tax Services Inc.

1050 Larrabee Ave., Suite 104-314, Bellingham, WA 98225

1172 Murphy Ave., Suite 204, San Jose, CA 95131

          U.S.A.

Tel: (415)329-5779     E-mail: zjcpa@canuswa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ANV Security Group, Inc.

We have audited the accompanying balance sheet of ANV Security Group, Inc. as of December 31, 2012 and 2011 and the related statements of operation, changes in shareholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  ANV Security Group, Inc. as of December 31, 2012  and  2011  and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Canuswa Accounting & Tax Services Inc.

Bellingham, Washington 98225

March 28, 2013

F-1

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)
	As of December 31
	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$72,316	$1,388,743
Accounts Receivable, net	1,474,166	4,860,072
GST Receivable	-	11,671
Inventories, net	22,814	5,252,778
Prepayments and Deposits	23,736	1,399,787
Due from Shareholders	-	177,683
Total Current Assets	1,593,032	13,090,734

Property, Plant and Equipment , net	65,090	636,787
Intangible Assets	1,177,099	1,692,613
Goodwill	-	4,197,256
Deferred Tax Assets	-	1,397,267
Total Assets	$2,835,221	$21,014,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$174,363	$6,986,999
Due to Related Parties	-	100,801
Total Current Liabilities	174,363	7,087,800
Total Liabilities	174,363	7,087,800

Commitments and Contingencies

Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 56,950,660 and 70,061,339 shares issued and outstanding, respectively)	56,951	74,130
Additional Paid-in Capital	16,337,998	19,917,289
Treasury stock	-	-
Deficit Accumulated	(15,000,937)	(6,676,164)
Accumulated Other Comprehensive Income	1,266,846	611,602
Total Stockholders’ Equity	2,660,858	13,926,857

Total Liabilities and Stockholders’ Equity	$2,835,221	$21,014,657

(The accompanying notes are an integral part of consolidated financial statements.)
F-2

ANV Security Group, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US dollars)
	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Continuing Operations
Revenues	$185,175	$-
Cost of Sales	$11,452	$-
Gross profit	173,723	-
Operating Expenses
Selling and Marketing	28,308	-
General and Administrative	$1,919,514	$-
Research and Development	-	-
Total Operating Expenses	$1,947,822	-
Operating Loss	$(1,774,099)	-
Other Income (Expenses)
Interest Income	$350	$-
Interest Expense	-	-
Loss on disposal of subsidiaries	-	-
Others, net	79,680	-
Total Other Income (Expense)	$80,030	-
Loss Before Income Tax Expense	$(1,694,069)	-
Income Tax Expense, Net of Income Tax Benefit	-	-
Net Loss from continuing operations	$(1,694,069)	$-
Discontinued Operations
Net Income(Loss) from discontinued operations	$(6,630,704)	$(4,725,778)
Total Income(Loss) for the year	$(8,324,773)	$(4,725,778)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$655,244	$331,709
Comprehensive Loss	$(7,669,529)	$(4,394,069)
Net Loss Per Share – Basic and Diluted	$(0.12)	$(0.07)
Weighted Average Number of Shares Outstanding – Basic and Diluted	70,061,339	66,130,071
(The accompanying notes are an integral part of consolidated financial statements.)
F-3

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
	For the year ended	For the year ended
	December 31, 2012	December 31, 2011
Cash flows from continuing operating activities
Net loss	$(1,694,069)	$-
Depreciation and amortization	431,213	-
Provision for doubtful accounts	410	-
Loss on disposal of subsidiaries	3,048,623	-
Changes in operating assets and liabilities:
Prepayment and deposit	229,952	-
Accounts receivable	(10,145)	-
Inventories	(22,726)	-
Accounts payable and accrued expenses	24,862	-
Due to intercompanies	(2,498,326)	-
Net Cash (Used in) Provided by Operating Activities	(490,206)	-
Cash Flows From Investing Activities
Purchase of equipment and furniture	(79,604)	-
Capitalized intangible costs	(2,377)	-
Net Cash (Used in) Provided by Investing Activities	(81,981)	-
Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	176,425	-
Proceeds from common stock subscription receivable and issuance	1,289	-
Net Cash (Used in) Provided by Financing Activities	177,714	-
Effect of Exchange Rate Changes on Cash and Cash Equivalents	554	-
Net (Decrease) Increase In Cash and Cash Equivalents	(393,919)	-
Net cash flows (used in) provided by discontinued operations	(922,508)	(3,009,539)
Cash and Cash Equivalents at Beginning of Period	1,388,743	4,398,282
Cash and Cash Equivalents at End of Period	$72,316	$1,388,743
Supplemental Schedule of Cash Flows Disclosures
Interest paid	$-	$338
Income taxes paid	$-	$116,318
Supplemental Schedule of Non-Cash Flows Activities
Asset purchase through contract payable	$-	$1,194,521
Disposal of subsidiaries through treasury stock	$-	$-
Disposal of subsidiaries through receivable	$637,112	$-
(The accompanying notes are an integral part of consolidated financial statements.)
F-4

ANV Security Group, Inc.
Consolidated Statement of Stockholders' Equity
From March 31, 2010 to December 31, 2012
(Expressed in US dollars)
			Additional	Accumulated	Accumulated	Stock
	Common Stock		Paid-in	Deficit	Comprehensive	Subscription	Total
	Shares	Amount	Capital		Income	Receivable
Balance – March 31, 2010	33,190,071	33,190	1,990,785	(739,448)	191,875	-	1,476,402
Issuance of Common shares for cash	14,190,000	14,190	6,978,254	-	-	-	6,992,444
Issuance of Common shares for subsidiary stock acquisition	18,000,000	18,000	8,982,000	-	-	-	9,000,000
Issuance of Common shares for financial consulting service	750,000	750	374,250		-	-	375,000
Net loss for the year	-	-	-	(1,188,203)	-	-	(1,188,203)
Foreign currency translation adjustment	-	-	-	-	88,018	-	88,018
Stock Subscription Receivable	-	-	-	-	-	(250,000)	(250,000)
Balance – December 31, 2010	66,130,071	66,130	18,325,289	(1,927,651)	279,893	(250,000)	16,493,661
Net loss for the year	-	-	-	(4,748,513)	-	-	(4,748,513)
Foreign currency translation adjustment	-	-	-	-	331,709	-	331,709
Stock Subscription Receivable	-	-	-	-	-	250,000	250,000
Issuance of shares for acquisitions	8,000,000	8,000	1,592,000	-	-	-	1,600,000
Balance – December 31, 2011	74,130,071	74,130	19,917,289	(6,676,164)	611,602	-	13,926,857
Net loss for the year	-	-	-	(8,324,773)	-	-	(8,324,773)
Foreign currency translation adjustment	-	-	-	-	655,244	-	655,244
Issuance of shares for cash	350,000	350	99,650	-	-	-	100,000
Share from disposal of Shenzhen Factory @US$0.22 per share	(9,529,411)	(9,529)	(2,086,941)	-	-	-	(2,096,470)
Share from disposal of 4 subsidiaries @US$0.20 per share	(8,000,000)	(8,000)	(1,592,000)	-	-	-	(1,600,000)
Balance – December 31, 2012	56,950,660	56,951	16,337,998	(15,000,937)	1,266,846	-	2,660,858
(The accompanying notes are an integral part of consolidated financial statements.)
F-5

ANV SECURITY GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2012 and 2011

(Expressed in USD)

1.

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

After these dispositions, the Company will focus on customer support and backend service for its multi-platform security monitoring and alerts in real-time through the internet, or 3G and 4G networks. Customers are able to use computer, smart phone or any other internet enabled device to visually monitor their locations where ANV devices have been installed.

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

2.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred $15 million losses since inception. Further, as of December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

c)

Use of Estimates

In preparing the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Significant estimates made by management F-7 include: provision for product returns, allowance for doubtful accounts, inventory provision, useful lives of amortizable intangible assets, and provisions for income taxes and realizability of deferred tax assets. On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.

d)

Reclassification

Certain account reclassifications have been made to the financial statements of the prior year in order to conform to classifications used in the current year.  These changes have no impact on previously stated financial statements of the Company.

e)

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the year ended December 31, 2012 and 2011 were net loss and the foreign currency translation.

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

i)

GST Receivable

GST receivable represents tax credit that the Canadian subsidiary receives when the subsidiary pays GST tax for its normal operations. As of December 31, 2012, the Company had a GST tax receivable of nil.

j)

Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of December 31, 2012 and 2011 were $23,736 and $1,399,787 respectively.

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

Depreciation of property, plant and equipment generally is computed using the straight-line method based on the estimated useful lives of the assets as follows:

Production equipment

5-10 years

Electronic equipment

                             3-5 years

Vehicle

                             5-10 years

Leasehold improvements

               3-5 years

l)

Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the years ended December 31, 2012 and 2011.

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

As of December 31, 2012 and 2011, the Company did not have any Level 2 and 3 financial assets. As of December 31, 2012 and 2011, the Company did not have financial liabilities measured at fair value on a recurring basis.

The fair values of financial instruments are estimated at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, short-term loans, accounts payable and accrued liabilities, and due from related parties approximate their fair value because of their short term nature. The fair values of loans payable and long-term payable for acquisition of assets are based on the estimated discounted value of future contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at December 31, 2012 and 2011 include its outstanding stock options granted.

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

3.

Inventory

Inventories consisted of the following:

	December 31, 2012	December 31, 2011

Raw materials	$ -	$ 1,405,438
Work-in-progress	-	2,112,771
Finished goods	22,814	2,401,635
Less: provision	-	(667,066)
	$ 22,814	$ 5,252,778

As at December 31, 2012 and 2011, the Company recorded an inventory valuation provision for lower of net realizable value or cost of $ nil and $667,066 in the Consolidated Statements of Operations and Comprehensive Income, respectively.

4.

Property,  Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2012	December 31, 2011

Production equipment	$ -	$242,468
Electronic equipment	9,280	212,349
Vehicle	70,635	240,336
Leasehold improvements	-	191,388
	79,915	886,541
Less: Accumulated depreciation	(11,632)	(249,754)
	$ 65,090	$ 636,787

Depreciation expenses for the year ended December 31, 2012 and 2011 were $6,324 and $280,292  respectively.

5.

Goodwill and other Intangible Assets

a)

Goodwill

The following table summarizes the activities in the Company’s goodwill account during the year ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Beginning balance	$ 4,197,256	$ 6,274,629
Goodwill acquired during the year:
Flybit	-	-
Angesi(Shenzhen factory)	-	-
Jinan Hualutong	-	46,099
Shijiazhuang Huilin	-	46,099
Taian Comins	-	44,601
Shenyang Huasheng	-	44,602
	-	6,456,030
Goodwill disposed during the year:
Flybit	-	(2,258,774)
Angesi(Shenzhen factory)	(4,015,855)	-
Jinan Hualutong	(46,099)	-
Shijiazhuang Huilin	(46,099)	-
Taian Comins	(44,601)	-
Shenyang Huasheng	(44,602)	-
	(4,197,256)	(2,258,774)

Ending balance	$ -	$ 4,197,256

b)

Intangible assets

Intangible assets are summarized by classifications as follows:

	December 31, 2012	December 31, 2011

Software	$ 2,028,976	$ 2,133,376
Incorporation cost	55,330	55,187
	2,084,306	2,188,563
Less: Accumulated amortization	(907,207)	(495,950)
	$ 1,177,099	$ 1,692,613

Amortization expenses for the year ended December 31, 2012 and 2011 were $416,447 and $285,908 respectively.

6.

Accounts Payable and Accrued Expenses

As at December 31, 2012 accounts payable and accrued expenses amounted $174,363 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2011, accounts payable and accrued expenses amounted $6,986,999.

7.

Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at December 31, 2012 and 2011, amounts due from/to related parties as below:

The Company has amounts due from individual shareholders in amount of  nil and $177,683 respectively.

The Company owes individual shareholders in amount of  nil and $100,801 respectively.

8.

Capital Stock

As of December 31, 2012, and 2011, the amount of voting common shares issued and outstanding are 56,950,660 and 70,061,339, respectively.

9.

Stock Options

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at December 31, 2012, the Company has granted 140,000 shares options.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2011	140,000	$ 0.21
Granted	-	-
Options outstanding at December 31, 2012	140,000	0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	0.92 years	$ 0.25
$ 0.20	100,000	1.08 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	1.04 years	$ 0.21

10.

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

	December 31, 2012	December 31, 2011

Deferred tax assets / (liabilities):
Provision for bad debts	$ -	$ 0
Inventories	0	0
Property, plant and equipment	0	0
Losses carry forward	321,608	0
Total deferred tax assets	321,608	0
Less: Valuation allowance	(321,608)	0
Net deferred tax assets	$ 0	$ 0

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the year ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Loss from operations before taxes	$ (1,694,069)	$ 0
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(592,924)	0
Foreign tax rate differential	271,316	0
Expenses not deductible (recoverable) for income tax purpose	0	0
Change in valuation allowance and others	321,608	0
Income tax expense (benefit)	$ 0	$ 0

11.

Concentrations & Risks

100% of the Company’s revenues for the year ended December 31, 2012 and 2011, respectively, were derived from customers located in China mainland.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at December 31, 2012, approximately US$59,317 of the cash and cash equivalents (December 31, 2011: US$802,207) were held in Renminbi.

12.

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

The operating results of discontinued operations are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues	6,409,306	26,839,133
Cost of sales	5,293,803	21,768,338
Gross Profit	1,115,503	5,070,795

Operating Expenses
Selling and Marketing	767,117	2,129,227
General and Administrative	882,340	5,498,185
Research and Development	382,893	1,289,525
Total Operating Expenses	2,032,350	8,916,937
Operating Loss	(916,847)	(3,846,142)

Other Income (Expenses)
Interest Income	59,755	2,608
Interest Expense	(30,249)	(5,273)
Loss on disposal of subsidiaries	(8,804,141)	(1,316,326)
Others, net	2,836,521	(187,852)
Total Other Income (Expense)	(5,938,114)	(1,506,843)

Loss Before Income Tax Expense	(6,854,961)	(5,352,985)
Income Tax Expense, Net of Income Tax Benefit	224,257	627,207
Net Income (Loss) from discontinued Operations	(6,630,704)	(4,725,778)

13.

Commitments and Contingencies

a)

Lease Commitments

The Company leases its headquarter office in Shenzhen, China.  The lease commenced on January 14, 2011 and expires on January 13, 2014.  Its total monthly rental fee is RMB 97,759 (US$15,531).

The Company leases its another office in Shenzhen, China.  The lease expires on March 30, 2013.  Its total monthly rental fee is RMB 7,590 (US$1200).

	RMB	USD
Within 1 year	1,195,878	190,260
Within 1-2 years	-	-
Thereafter	-	-

b)

Litigation

As at December 31, 2012, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of the company.

14.

Subsequent Events

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855 and the Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.