Form 10-K/A
period 2012-12-31
ANV SECURITY GROUP INC.
filed 2013-04-01
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “10-K”), is to file the CEO and CFO certifications as Exhibit 31.1, 31.2, 32.1 and 32.2 to 10-K.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

INDEX TO FORM 10-K ANNUAL REPORT

Page

PART I

Item 1.

Business

6

Item 1A.

Risk Factors

12

Item 1B.

Unresolved Staff Comments

24

Item 2.

Properties

24

Item 3.

Legal Proceedings

25

Item 4.

Submission of Matters to a Vote of Security Holders

25

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

And Issuer Purchases of Equity Securities

25

Item 6.

Selected Financial Data

26

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

26

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

29

Item 8.

Financial Statements and Supplementary Data

29

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

29

Item 9A(T)

Controls and Procedures

29

Item 9B

Other Information

30

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

31

Item 11.

Executive Compensation

32

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

34

Item 13.

Certain Relationships and Related Transactions, and Director Independence

35

Item 14.

Principal Accountant Fees and Services

36

PART IV

Item 15.

Exhibits and Financial Statement Schedules

37

Signatures

38

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

April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Weixing Wang Weixing Wang	Chairman of the Board, Director and Chief Executive Officer	April 1, 2013

/s/ Yiquan Song Yiquan Song	Member of the Board of Directors	April 1, 2013

/s/ Daniel Sze-Yuen Lee Daniel Sze-Yuen Lee	Member of the Board of Directors	April 1, 2013

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