Form 10-Q
period 2013-03-31
ANV SECURITY GROUP INC.
filed 2013-05-09
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

As of March 31, 2013, 56,950,660 shares of common stock, par value $0.001 per share, were outstanding, of which 10,545,461 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information

 Item 1 Financial Statements

ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	As of
	March 31 , 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 163,681	$ 72,316
Accounts Receivable, net	1,254,624	1,474,166
Inventories, net	21,708	22,814
Prepayments and Deposits	37,764	23,736
Total Current Assets	1,477,777	1,593,032

Property, Plant and Equipment , net	63,332	65,090
Intangible Assets	1,071,482	1,177,099
Total Assets	$ 2,612,591	$ 2,835,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 105,216	$ 174,363
Total Current Liabilities	105,216	174,363
Total Liabilities	105,216	174,363

Commitments and Contingencies

Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 56,950,660 and 56,950,660 shares issued and outstanding, respectively)	56,951	56,951
Additional Paid-in Capital	16,337,998	16,337,998
Deficit Accumulated	(15,149,896)	(15,000,937)
Accumulated Other Comprehensive Income	1,262,322	1,266,846
Total Stockholders’ Equity	2,507,375	2,660,858

Total Liabilities and Stockholders’ Equity	$ 2,612,591	$ 2,835,221

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars) (Unaudited)

	For Three Months Ended
	March 31, 2013	March 31, 2012
Continuing Operations
Revenues	$ 179,875	$ 0
Cost of Sales	$ 3,127	$ 0
Gross profit	176,748	0

Operating Expenses
Selling and Marketing	21,093	264,090
General and Administrative	$ 297,591	$ 0
Research and Development	69,605	0
Total Operating Expenses	$ 388,289	$ 264,090
Operating Loss	$ (211,541)	$ (264,090)

Other Income (Expenses)
Interest Income	$ 35	$ 151
Interest Expense	0	0
Loss on disposal of subsidiaries	0	0
Others, net	62,547	0
Total Other Income (Expense)	$ 62,582	$ 151

Loss Before Income Tax Expense	$ (148,959)	$ (263,939)
Income Tax Expense, Net of Income Tax Benefit	0	0
Net Loss from continuing operations	$ (148,959)	$ (263,939)

Discontinued Operations
Net Income(Loss) from discontinued operations	$ 0	$ (844,986)
Total Income(Loss) for the year	$ (148,959)	$ (1,108,925)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$ (4,524)	$ 9,648
Comprehensive Loss	$ (153,483)	$ (1,099,277)

Net Loss Per Share – Basic and Diluted	$ 0.00	$ 0.00
Weighted Average Number of Shares Outstanding – Basic and Diluted	56,950,660	74,430,071
(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statement of Stockholders' Equity
From March 31, 2010 to March 31, 2013
(Expressed in US dollars)
(Unaudited)
			Additional	Accumulated	Accumulated	Stock
	Common Stock		Paid-in	Deficit	Comprehensive	Subscription	Total
	Shares	Amount	Capital		Income	Receivable
Balance – March 31, 2010	33,190,071	33,190	1,990,785	(739,448)	191,875	0	1,476,402
Issuance of Common shares for cash	14,190,000	14,190	6,978,254	0			6,992,444
Issuance of Common shares for subsidiary stock acquisition	18,000,000	18,000	8,982,000	0	0	0	9,000,000
Issuance of Common shares for financial consulting service	750,000	750	374,250		0	0	375,000
Net loss for the year	0	0	0	(1,188,203)	0	0	(1,188,203)
Foreign currency translation adjustment	0	0	0	0	88,018	0	88,018
Stock Subscription Receivable	0	0	0	0	0	(250,000)	(250,000)
Balance – December 31, 2010	66,130,071	66,130	18,325,289	(1,927,651)	279,893	(250,000)	16,493,661

Net loss for the year	0	0	0	(4,748,513)	0	0	(4,748,513)
Foreign currency translation adjustment	0	0	0	0	331,709	0	331,709
Stock Subscription Receivable	0	0	0	0	0	250,000	250,000
Issuance of shares for acquisitions	8,000,000	8,000	1,592,000	0	0	0	1,600,000
Balance – December 31, 2011	74,130,071	74,130	19,917,289	(6,676,164)	611,602	0	13,926,857

Net loss for the year				(8,324,773)			(8,324,773)
Foreign currency translation adjustment					655,244		655,244
Issuance of shares for cash	350,000	350	99,650				100,000
Share from disposal of Shenzhen Factory @US$0.22 per share	(9,529,411)	(9,529)	(2,086,941)				(2,096,470)
Share from disposal of 4 subsidiaries @US$0.20 per share	(8,000,000)	(8,000)	(1,592,000)				(1,600,000)
Balance – December 31, 2012	56,950,660	56,951	16,337,998	(15,000,937)	1,266,846	0	2,660,858

Net loss for the year				(148,959)			(148,959)
Foreign currency translation adjustment					(4,524)		(4,524)
Balance – March 31, 2013	56,950,660	56,951	16,337,998	(15,149,896)	1,262,322	0	2,507,375

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For Three Months ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities
Net loss	$(148,959)	$(263,939)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,178	79,987
Provision for doubtful accounts	1	268
Loss on disposal of subsidiaries	(432)	0
Prepayment and deposit	196,516	(5,355)
Accounts receivable	7,969	0
Inventories	1,165	0
Accounts payable and accrued expenses	(69,357)	(70,462)
Due to related parties	(1,733)	131,320
Net Cash (Used in) Provided by Operating Activities	91,348	(128,181)

Cash Flows From Investing Activities
Purchase of equipment and furniture	(105)	(1,433)
Net Cash (Used in) Provided by Investing Activities	(105)	(1,433)

Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	0	31,550
Net Cash (Used in) Provided by Financing Activities	0	31,550
Effect of Exchange Rate Changes on Cash and Cash Equivalents	122	410
Net (Decrease) Increase In Cash and Cash Equivalents	91,365	(97,654)
Cash and Cash Equivalents at Beginning of Period	72,316	455,105
Cash and Cash Equivalents at End of Period	$163,681	$357,451

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$0	$0
Income taxes paid	$0	$0

Supplemental Schedule of Non-Cash Flows Activities
Investment in subsidiaries through issuance of common stock	$0	$0
Disposal of subsidiaries through treasury stock	$0	$0
Disposal of subsidiaries through receivable	$0	$0

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2013

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred $15 million losses since inception. Further, as of March 31, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

e)  Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the three months ended March 31, 2013 and 2012 were net loss and the foreign currency translation adjustment.

f)  Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible to cash with maturities of three months or less when purchased.

g)  Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them. As of March 31, 2013 and 2012, the company had amount of $1,254,624 and $1,474,166 respectively.

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

i)  GST Receivable

GST receivable represents tax credit that the Canadian subsidiary receives when the subsidiary pays GST tax for its normal operations. As of March 31, 2013, the Company had a GST tax receivable of nil.

j)  Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of March 31, 2013 and December 31, 2012 were $37,764 and $23,736 respectively.

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

l)  Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the three months ended March 31, 2013 and the year ended December 31, 2012.

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

As of March 31, 2013 and December 31, 2012, the Company did not have any Level 2 and 3 financial assets. As of March 31, 2013 and December 31, 2012, the Company did not have financial liabilities measured at fair value on a recurring basis.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at March 31, 2013 and 2012 include its outstanding stock options granted.

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

Note 3- Inventory

Inventories consisted of the following:

	Mach 31, 2013	December 31, 2012

Raw materials	-	-
Work-in-progress	-	-
Finished goods	$ 21,708	$ 22,814
Less: provision	-	-
	$ 21,708	$ 22,814

For the three months ended March 31, 2013 and 2012, there is not an inventory valuation provision for lower of net realizable value or cost recorded in the Consolidated Statements of Operations and Comprehensive Income.

Note 4- Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012

Production equipment	-	-
Electronic equipment	$ 9,409	$ 9,198
Vehicle	70,822	70,017
Leasehold improvement	-	-
	80,231	79,915
Less: Accumulated depreciation	(16,899)	(11,632)
	$ 63,332	$ 65,090

Depreciation expenses for the three months ended March 31, 2013 and 2012 were $2,033 and $6,324 respectively.

Note 5- Goodwill and other Intangible Assets

a)  Goodwill

The following table summarizes the activities in the Company’s goodwill account during the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013	December 31, 2012

Beginning balance	$ -	$ 4,197,256
Goodwill acquired during the year:
Flybit	-	-
Angesi(Shenzhen factory)	-	-
Jinan Hualutong	-	-
Shijiazhuang Huilin	-	-
Taian Comins	-	-
Shenyang Huasheng	-	-
	-	-
Goodwill disposed during the year:
Flybit	-	-
Angesi(Shenzhen factory)	-	(4,015,855)
Jinan Hualutong	-	(46,099)
Shijiazhuang Huilin	-	(46,099)
Taian Comins	-	(44,601)
Shenyang Huasheng	-	(44,602)
	-	(4,197,256)

Ending balance	$ -	$ -

b)  Intangible assets

Intangible assets are summarized by classifications as follows:

	March 31, 2013	December 31, 2012

Software	$ 2,026,320	$ 2,028,976
Incorporation cost	55,257	55,330
	2,081,577	2,084,306
Less: Accumulated amortization	(1,010,095)	(907,207)
	$ 1,071,482	$ 1,177,099

Amortization expenses for the three months ended March 31, 2013 and 2012 were $104,079 and $416,447 respectively.

Note 6- Accounts Payable and Accrued Expenses

As at March 31, 2013 accounts payable and accrued expenses amounted $105,216 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2012, accounts payable and accrued expenses amounted $174,363.

Note 7- Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at March 31, 2013 and December 31, 2012, There are no any amount due from/to related parties.

Note 8- Capital Stock

As of March 31, 2013, and December 31, 2012, the amount of voting common shares issued and outstanding are 56,950,660 and 56,950,660, respectively.

Note 9- Stock Options

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at March 31, 2013 the Company has granted 140,000 shares options.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	140,000	0.21
Granted	-	-
Options outstanding at March 31, 2013	140,000	$ 0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	0.67 years	$ 0.25
$ 0.20	100,000	0.83 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	0.79 years	$ 0.21

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

	March 31, 2013	March 31, 2012

Deferred tax assets / (liabilities):
Provision for bad debts	$ -	$ -
Inventories	0	0
Property, plant and equipment	0	0
Losses carry forward	27,915	53,140
Total deferred tax assets	27,915	53,140
Less: Valuation allowance	(27,915)	(53,140)
Net deferred tax assets	$ 0	$ 0

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012

Loss from operations before taxes	$ (148,959)	$ (263,939)
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(52,136)	(92,379)
Foreign tax rate differential	24,221	39,239
Expenses not deductible (recoverable) for income tax purpose	0	0
Change in valuation allowance and others	27,915	53,140
Income tax expense (benefit)	$ 0	$ 0

Note 11 – Concentrations and Risks

100% of the Company’s revenues for the three months ended March 31, 2013 and 2012, respectively, were derived from customers located in China mainland.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at March 31, 2013 approximately US$75,157 of the cash and cash equivalents (December 31, 2012: US$59,317) were held in Renminbi.

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

The operating results of discontinued operations are as follows:

	For Three Months Ended
	March 31, 2013	March 31, 2012

Revenues	$0	$4,127,819
Cost of Sales	0	3,413,177
Gross profit	0	714,642

Operating Expenses
Selling and Marketing	0	516,406
General and Administrative	0	1,007,324
Research and Development	0	306,592
Total Operating Expenses	0	1,830,322
Operating Loss	0	(1,115,680)

Other Income (Expenses)
Interest Income	0	14,933
Interest Expense	0	(30,229)
Loss on disposal of subsidiaries	0	0
Others, net	0	10,700
Total Other Income (Expense)	0	(4,596)

Loss Before Income Tax Expense	0	(1,120,276)
Income Tax Expense, Net of Income Tax Benefit	0	275,290
Net Income(Loss) from discontinued Operations	$0	$(844,986)

Note 13- Commitments and Contingencies

a)  Lease Commitments

The Company leases its headquarter office in Shenzhen, China.  The lease commenced on January 14, 2011 and expires on January 13, 2014.  Its total monthly rental fee is RMB 97,759 (US$15,531).

The Company leases its another office in Shenzhen, China, the total monthly rental fee is RMB 7,590 (US$1200). The lease expired on March 30, 2013. The company and the landlord signed another contract to extend the lease period from April 1, 2013 to March 30, 2014. But in consideration of integration of our organization structure and saving costs, the company decided to terminate this lease contract from May 2013, the landlord is still looking for new leasee at the present.

	RMB	USD
Within 1 year	948,141	151,246
Within 1-2 years	22,770	3,632
Thereafter	-	-

b)  Litigation

As at March 31, 2013, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of the Company.

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

From June 2010 to December 2011, the sales of the mobile video security system didn’t reach the targeted levels and the Company has incurred approximately RMB10 million (USD$1.59 million) losses on this product line. Due to the down turn of the market for mobile video security systems, increased competition and lower margins, trends which management anticipates will continue, the Company initiated a strategic is to move back to providing automatic video alarm platform security service by internet. The board of directors decided to stop this product line and sold the inventory and intangible assets to an unrelated party for total cash consideration of RMB 10 Million (USD $1.59 million).  The Company has received first payment of RMB 3.34 million (US$530K) in December 2011, the remaining RMB 6.66 million (US$1.06 million) will be received by two equal payments at Dec 31, 2012 and Dec 31, 2013. As of March 31, 2013, the Company has not received the second payment yet. The Company will take further step to collect the payment in the second quarter of F2013. At the same time, the Company decided to dissolve the ANV Trading (HK) Limited.

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

As of May 31, 2012, ANV Security Group, Inc. (the “Company”) entered into an Equity and Intellectual Property Rights Transfer Agreement (the “EIPRTA”) to dispose of all of the shares and related intellectual property of its subsidiary ANV Security Technology (China) Co., Ltd. (“ANV Tech”), by transferring the same to a company owned by its former owner and our director, Tingyi Li, for five million RMB (approximately $800,000) payable in four installments:(a) 20% on Closing day; (b) 20% upon the date of shareholder transferring; (c) 40% on December 31, 2012 ; (d) 20% on June 30, 2013 ,and  return to the Company of 7,350,000 shares from Tingyi Li and 2,200,000 shares from former owner Zhengwu Pu of the Company’s common stock. The price payable to the Company is subject to adjustment for certain events set forth in the Transfer Agreement and the transaction is subject to various government approvals in China.

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

The Company has incurred total $15 million losses since inception. Further, as of March 31, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to develop its video alarm service business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to do research and marketing activities. As of March 31, 2013, the Company still not begins generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate sufficient revenue to cover the monthly expenses of the Company, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

RESULTS OF OPERATIONS

Revenues

Our revenues are primarily generated from sales of surveillance and safety products. Revenues was $179,875 for the three months ended March 31, 2013, and $nil for the same period last year. The increase is mainly due to sales of IP camera and membership fees, there was no such revenue in same period last year.

Cost of goods sold
Cost of goods sold is primarily comprised of the costs of our finished goods purchased from our subcontractors. Cost of goods sold was $3,127 for the three months ended March 31, 2013 and $nil for the same period last year. The increase is mainly due to new business stream, there was no such sales in the same period last year.

Operating expenses

Operating expenses were $388,289 for the three months ended March 31, 2013 compared to $264,090 for the same period in last year. The increase is mainly due to new hired staff and marketing expenses increase compared to same period last year.

Operation loss

Operating loss was $148,959 for the three months ended March 31, 2013 compared to $263,939 for the same period last year. The operation loss decrease is mainly due to the Company start to generate revenue compared to same period last year.

Loss from discontinued operations

Income from discontinued operations was $nil for three months ended March 31, 2013 compared to ($844,986) for the same period in 2012. There is no income (loss) in this year due to all the discontinued operations have been disposed in last year.

Net Loss

Net loss after discontinued operations was $148,959 for the three months ended March 31, 2013 compared to $1,108,925 for the same period in 2012. The net loss decreased is mainly due to loss from discontinued operations in 2012 was ($844,986), there is no loss from discontinued operations during the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $163,681 as of March 31, 2013, as compared to $72,316 as of December 31, 2012, an increase of $91,365. The increase of cash and cash equivalents during the three months ended March 31, 2013 was primarily attributable to cash generated in operations of $91,348.

Net cash generated in operating activities was $91,348 for the three months ended March 31, 2013, as compared to net cash used in operating activities $128,181 for the three months ended March 31, 2012. The cash generated in operating activities was primarily attributable to our income, as well as changes in working capital for the three months ended March 31, 2013 and 2012.

Net cash provided from investing activities was only $105 for the three months ended March 31, 2013, as compared to $1,433 for the three months ended March 31, 2012. These were derived from the cash used in purchase of equipment and furniture for research and development.

Net cash from financing activities was $nil for the three months ended March 31, 2013 compared to $31,550 for the same period last year. The company considers the appropriate methods of financing activities in terms of the operation development.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 28, 2013.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

May 9, 2013