Form 10-Q
period 2013-06-30
ANV SECURITY GROUP INC.
filed 2013-08-12
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 56,950,660 shares of common stock, par value $0.001 per share, were outstanding, of which 10,545,461 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information Item 1 Financial Statements ANV Security Group, Inc.
Consolidated Balance Sheets
(Expressed in US dollars)

	As of
	June 30 , 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ 120,927	$ 72,316
Accounts Receivable, net	980,513	1,474,166
Inventories, net	20,748	22,814
Prepayments and Deposits	23,043	23,736
Total Current Assets	1,145,231	1,593,032

Property, Plant and Equipment , net	64,059	65,090
Intangible Assets	975,814	1,177,099
Total Assets	$ 2,185,104	$ 2,835,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$ 102,249	$ 174,363
Total Current Liabilities	102,249	174,363
Total Liabilities	102,249	174,363

Commitments and Contingencies

Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 56,950,660 and 56,950,660 shares issued and outstanding, respectively)	56,951	56,951
Additional Paid-in Capital	16,337,998	16,337,998
Deficit Accumulated	(15,552,551)	(15,000,937)
Accumulated Other Comprehensive Income	1,240,457	1,266,846
Total Stockholders’ Equity	2,082,855	2,660,858

Total Liabilities and Stockholders’ Equity	$ 2,185,104	$ 2,835,221

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Continuing Operations
Revenues	$ 21,061	$ 286	$ 200,936	$ 286
Cost of Sales	$ 10,597	$ 186	$ 13,724	$ 186
Gross profit	10,464	100	187,212	100

Operating Expenses
Selling and Marketing	24,357	0	45,450	0
General and Administrative	$ 329,786	526,445	$ 627,377	$ 639,419
Research and Development	71,627	0	141,232	0
Total Operating Expenses	$ 425,770	526,445	$ 814,059	639,419
Operating Loss	$ (415,306)	(526,345)	$ (626,847)	(639,319)

Other Income (Expenses)
Interest Income	$ 26	134	$ 61	$ 285
Interest Expense	0	0	0	0
Loss on disposal of subsidiaries	0	0	0	0
Others, net	12,625	0	75,172	0
Total Other Income (Expense)	$ 12,651	134	$ 75,233	285

Loss Before Income Tax Expense	$ (402,655)	(526,211)	$ (551,614)	(639,034)
Income Tax Expense, Net of Income Tax Benefit	0	0	0	0
Net Loss from continuing operations	$ (402,655)	$ (526,211)	$ (551,614)	$ (639,034)

Discontinued Operations
Net Income(Loss) from discontinued operations	$ 0	$ (5,323,043)	$ 0	$ (6,319,145)
Total Income(Loss) for the year	$ (402,655)	$ (5,849,254)	$ (551,614)	$ (6,958,179)

Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$ (21,865)	$ (52,864)	$ (26,389)	$ (43,216)
Comprehensive Loss	$ (424,520)	$ (5,902,118)	$ (578,003)	$ (7,001,535)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted Average Number of Shares Outstanding – Basic and Diluted	56,950,660	74,480,071	56,950,660	74,455,071

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statement of Stockholders' Equity
From March 31, 2010 to June 30, 2013
(Expressed in US dollars)
(Unaudited)
			Additional	Accumulated	Accumulated	Stock
	Common Stock		Paid-in	Deficit	Comprehensive	Subscription	Total
	Shares	Amount	Capital		Income	Receivable
Balance – March 31, 2010	33,190,071	33,190	1,990,785	(739,448)	191,875	0	1,476,402
Issuance of Common shares for cash	14,190,000	14,190	6,978,254	0			6,992,444
Issuance of Common shares for subsidiary stock acquisition	18,000,000	18,000	8,982,000	0	0	0	9,000,000
Issuance of Common shares for financial consulting service	750,000	750	374,250		0	0	375,000
Net loss for the year	0	0	0	(1,188,203)	0	0	(1,188,203)
Foreign currency translation adjustment	0	0	0	0	88,018	0	88,018
Stock Subscription Receivable	0	0	0	0	0	250,000	(250,000)
Balance – December 31, 2010	66,130,071	66,130	18,325,289	(1,927,651)	279,893	(250,000)	16,493,661

Net loss for the year	0	0	0	(4,748,513)	0	0	(4,748,513)
Foreign currency translation adjustment	0	0	0	0	331,709	0	331,709
Stock Subscription Receivable	0	0	0	0	0	250,000	250,000
Issuance of shares for acquisitions	8,000,000	8,000	1,592,000	0	0	0	1,600,000
Balance – December 31, 2011	74,130,071	74,130	19,917,289	(6,676,164)	611,602	0	13,926,857

Net loss for the year				(8,324,773)			(8,324,773)
Foreign currency translation adjustment					655,244		655,244
Issuance of shares for cash	350,000	350	99,650				100,000
Share from disposal of Shenzhen Factory @US$0.22 per share	(9,529,411)	(9,529)	(2,086,941)				(2,096,470)
Share from disposal of 4 subsidiaries @US$0.20 per share	(8,000,000)	(8,000)	(1,592,000)				(1,600,000)
Balance – December 31, 2012	56,950,660	56,951	16,337,998	(15,000,937)	1,266,846	0	2,660,858

Net loss for the year				(551,614)			(551,614)
Foreign currency translation adjustment					(26,389)		(26,389)
Balance – June 30, 2013	56,950,660	56,951	16,337,998	(15,552,551)	1,240,457	0	2,082,855

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)
	For Six Months ended
	30-Jun-13	30-Jun-12
Cash flows from operating activities
Net loss	$ (551,614)	$ (7,047,790)
Depreciation and amortization	212,399	296,829
Provision for doubtful accounts	(55)	(4,772)
Provision for obsolete inventories	0	329,514
Deferred tax	0	(164,475)
Loss on disposal of subsidiaries	(3,311)	6,305,602
Prepayment and deposit	482,266	129,524
Accounts receivable	7,743	275,481
GST Receivable	0	11,939
Inventories	2,436	640,600
Accounts payable and accrued expenses	(73,707)	(400,483)
Due to intercompanies	(12,861)	(1,186,959)
Net Cash (Used in) Provided by Operating Activities	63,296	(814,990)
Cash Flows From Investing Activities
Purchase of equipment and furniture	(1,959)	(157,132)
Capitalized intangible costs	(12,817)	(4,210)
Disposal of subsidiaries	0	(124,945)
Net Cash (Used in) Provided by Investing Activities	(14,776)	(286,287)
Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	0	(147,627)
Proceeds from common stock subscription receivable and issuance	0	100,000
Net Cash (Used in) Provided by Financing Activities	0	(47,627)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	91	0
Net (Decrease) Increase In Cash and Cash Equivalents	48,611	(1,148,904)
Cash and Cash Equivalents at Beginning of Period	72,316	1,388,743
Cash and Cash Equivalents at End of Period	$ 120,927	$ 239,839
Supplemental Schedule of Cash Flows Disclosures
Interest paid	$ 0	$ 30,249
Income taxes paid	$ 0	$ 0
Supplemental Schedule of Non-Cash Flows Activities
Disposal of subsidiaries through treasury stock	$ 0	$ 3,701,000
Disposal of subsidiaries through receivable	$ 0	$ 637,112

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2013

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

After these dispositions, the Company focuses on customer support and backend service for its multi-platform security monitoring and alerts in real-time through the internet, or 3G and 4G networks. Customers are able to use computer, smart phone or any other internet enabled device to visually monitor their locations where ANV devices have been installed.

Due to the legal restrictions of the internet business in PRC, the Company set up a VIE structure to carry on the business in China. After disposed all the assets and liabilities in ANV ASIA, ANV ASIA has no assets other than cash, but it does have a business operation, namely the management of Shen Zhen Global Intelligent Eye (“ANV GIE”), which is incorporated in December 2011, under the laws of the People’s Republic of China. ANV GIE has two equity owners: 75% of the equity interest owned by Mr. Wang Weixing, CEO and director of the  Company, 25% of the equity interest owned by Mr. Feng Chun, General Manager of the ANV GIE.  ANV ASIA carries out that management pursuant to the terms of VIE agreement that it made with ANV GIE and with the equity owners in ANV GIE. Collectively, the agreements provide ANV ASIA exclusive control over the business of ANV GIE. The relationship is one that is generally identified as “entrusted management.” As a result of that relationship, the financial statements of ANV GIE are consolidated with the Company’s financial statements in this report.

At times throughout this Report we will use the term the “Company” to refer to the three entities mentioned above as a single entity, which is a consolidated entity for financial reporting purposes.  References to the “business of the Company” and the like, however, all refer to the business carried on by ANV GIE, which is the only one of the three consolidated entities that carries on business operations.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred $15.6 million losses since inception. Further, as of June 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

b)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries (all subsidiaries are 100% owned by the Company): ANV Security Group (Asia) Co., Ltd. (ANV ASIA), and Shenzhen Global Intelligent Eye Technology Co., Ltd. (GIE).  The Company consolidates its subsidiaries in which it has over 50% controlling interests.  All significant intercompany accounts, transactions and cash flows have been eliminated on consolidation.

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

e)

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the six months ended June 30, 2013 and 2012 were net loss and the foreign currency translation adjustment.

f)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible to cash with maturities of three months or less when purchased.

g)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them. As of June 30, 2013 and 2012, the company had amount of $980,513 and $1,474,166 respectively.

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

i)

Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of June 30, 2013 and December 31, 2012 were $23,043 and $23,736 respectively.

j)

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

k)

Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the six months ended June 30, 2013 and the year ended December 31, 2012.

l)

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

m)

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

As of June 30, 2013 and December 31, 2012, the Company did not have any Level 2 and 3 financial assets. As of June 30, 2013 and December 31, 2012, the Company did not have financial liabilities measured at fair value on a recurring basis.

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

n)

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

o)

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

The Company’s taxing jurisdiction is U.S. ANV Security Group (Asia) Co., Ltd.’s tax jurisdiction is Hong Kong. Shenzhen Global Intelligent Eye Technology Co., Ltd.’s taxing jurisdiction is China.

p)

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

q)

Foreign Exchange Translation

The Company’s financial information is presented in US dollars. The functional currencies of the Company and its subsidiaries include the United States dollar (“US$”), Hong Kong dollar, and Renminbi (“RMB”).

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

r)

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at June 30, 2013 and 2012 include its outstanding stock options granted.

s)

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

t)

Recent Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

Note 3- Inventory

Inventories consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials	-	-
Work-in-progress	-	-
Finished goods	$ 20,748	$ 22,814
Less: provision	-	-
	$ 20,748	$ 22,814

For the six months ended June 30, 2013 and 2012, there is not an inventory valuation provision for lower of net realizable value or cost recorded in the Consolidated Statements of Operations and Comprehensive Income.

Note 4- Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012

Production equipment	-	-
Electronic equipment	$ 11,419	$ 9,198
Vehicle	71,856	70,017
Leasehold improvement	-	-
	83,275	79,915
Less: Accumulated depreciation	(19,216)	(11,632)
	$ 64,059	$ 65,090

Depreciation expenses for the six months ended June 30, 2013 and 2012 were $7,584 and $6,324 respectively.

Note 5- Goodwill and other Intangible Assets

a)

Goodwill

The following table summarizes the activities in the Company’s goodwill account during the six months ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013	December 31, 2012

Beginning balance	$ -	$ 4,197,256
Goodwill acquired during the year:
Flybit	-	-
Angesi(Shenzhen factory)	-	-
Jinan Hualutong	-	-
Shijiazhuang Huilin	-	-
Taian Comins	-	-
Shenyang Huasheng	-	-
	-	-
Goodwill disposed during the year:
Flybit	-	-
Angesi(Shenzhen factory)	-	(4,015,855)
Jinan Hualutong	-	(46,099)
Shijiazhuang Huilin	-	(46,099)
Taian Comins	-	(44,601)
Shenyang Huasheng	-	(44,602)
	-	(4,197,256)

Ending balance	$ -	$ -

b)

Intangible assets

Intangible assets are summarized by classifications as follows:

	June 30, 2013	December 31, 2012

Software	$ 2,030,192	$ 2,028,976
Incorporation cost	55,008	55,330
	2,085,200	2,084,306
Less: Accumulated amortization	(1,109,386)	(907,207)
	$ 975,814	$ 1,177,099

Amortization expenses for the six months ended June 30, 2013 and 2012 were $207,441 and $416,447 respectively.

Note 6- Accounts Payable and Accrued Expenses

As at June 30, 2013 accounts payable and accrued expenses amounted $102,249 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2012, accounts payable and accrued expenses amounted $174,363.

Note 7- Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at June 30, 2013 and December 31, 2012, there is no any amount due from/to related parties.

Note 8- Capital Stock

As of June 30, 2013, and December 31, 2012, the amount of voting common shares issued and outstanding are 56,950,660 and 56,950,660, respectively.

Note 9- Stock Options

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at June 30, 2013 the Company has granted 140,000 shares options.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	140,000	0.21
Granted	-	-
Options outstanding at June 30, 2013	140,000	$ 0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	0.42 years	$ 0.25
$ 0.20	100,000	0.58 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	0.54 years	$ 0.21

Note 10- Income Taxes

Shenzhen Global Intelligent Eye Technology Co., Ltd. is subject to income taxes in China on their taxable income as reported in their statutory accounts at a tax rate in accordance with the relevant income tax laws.

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

	June 30, 2013	June 30, 2012

Deferred tax assets / (liabilities):
Provision for bad debts	$ -	$ -
Inventories	0	0
Property, plant and equipment	0	0
Losses carry forward	118,080	130,276
Total deferred tax assets	118,080	130,276
Less: Valuation allowance	(118,080)	(130,276)
Net deferred tax assets	$ 0	$ 0

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30, 2013	Six months ended June 30, 2012

Loss from operations before taxes	$ (551,614)	$ (639,034)
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(193,065)	(223,662)
Foreign tax rate differential	74,985	93,386
Expenses not deductible (recoverable) for income tax purpose	0	0
Change in valuation allowance and others	118,080	130,276
Income tax expense (benefit)	$ 0	$ 0

Note 11 – Concentrations and Risks

100% of the Company’s revenues for the six months ended June 30, 2013 and 2012, respectively, were derived from customers located in China mainland.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at June 30, 2013 approximately US$12,892 of the cash and cash equivalents (December 31, 2012: US$59,317) were held in Renminbi.

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

The operating results of discontinued operations are as follows:

	For Six Months Ended
	June 30, 2013	June 30, 2012

Revenues	0	6,409,306
Cost of Sales	0	5,293,803
Gross profit	0	1,115,503

Operating Expenses
Selling and Marketing	0	767,117
General and Administrative	0	883,908
Research and Development	0	382,893
Total Operating Expenses	0	2,033,918
Operating Loss	0	(918,415)

Other Income (Expenses)
Interest Income	0	59,755
Interest Expense	0	(30,249)
Loss on disposal of subsidiaries	0	(5,846,100)
Others, net	0	191,607
Total Other Income (Expense)	0	(5,624,987)

Loss Before Income Tax Expense	0	(6,543,402)
Income Tax Expense, Net of Income Tax Benefit	0	224,257
Net Income(Loss) from discontinued Operations	0	(6,319,145)

Note 13- Commitments and Contingencies

a)

Lease Commitments

The Company leases its headquarter office in Shenzhen, China.  The lease commenced on January 14, 2011 and expires on January 13, 2014.  Its total monthly rental fee is RMB 97,759 (US$15,531).

The Company leases its another office in Shenzhen, China, the total monthly rental fee is RMB 7,590 (US$1200). The lease expired on March 30, 2013. The company and the landlord signed another contract to extend the lease period from April 1, 2013 to March 30, 2014. But in consideration of integration of our organization structure and saving costs, the company terminated this lease contract from May 2013.

	RMB	USD
Within 1 year	586,554	94,932
Within 1-2 years
Thereafter	-	-

b)

Litigation

As at June 30, 2013, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of the Company.

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

OVERVIEW

ANV Security Group, Inc. and its subsidiaries (the “Company” or “ANVS”) are specialized in providing alarm service through an internet based video service platform. This platform performs instant notification to the owner via SMS, e-mail, telephone or cellular phone when an alarm is triggered worldwide in any time zone and captures the event images in user accessible video surveillance servers.

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

From June 2010 to December 2011, the sales of the mobile video security system didn’t reach the targeted levels and the Company had incurred approximately RMB10 million (USD$1.59 million) losses on this product line. Due to the down turn of the market for mobile video security systems, increased competition and lower margins, trends which management anticipates will continue, the Company initiated a strategic is to move back to providing automatic video alarm platform security service by internet. The board of directors decided to stop this product line and sold the inventory and intangible assets to an unrelated party for total cash consideration of RMB 10 Million (USD $1.59 million).  The Company received first payment of RMB 3.34 million (US$530K) in December 2011, the remaining RMB 6.66 million (US$1.06 million) will be received by two equal payments at Dec 31, 2012 and Dec 31, 2013. As of June 30, 2013, the Company has not received the second payment yet. The Company will take further steps to collect the payment in the third quarter of F2013.  At the same time, the Company decided to dissolve ANV Trading (HK) Limited.

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

Organizational Charts: Before and After Dispositions

New Business Structure after Dispositions

After these dispositions, the Company focused on customer support and backend service for its multi-platform security monitoring and alerts in real-time through the internet, or 3G and 4G networks. Customers are able to use computers, smart phones or any other internet enabled devices to visually monitor their locations where ANV devices have been installed.

Due to the legal restrictions of the internet business in PRC, the Company set up a VIE structure to carry on the business in China.  Under this structure the Company does not actually own the shares of Shenzhen Global Intelligent Eye Technology Co., Ltd., but is entitled to name its board of directors and to all operating profits.  In addition, the Company has the option, at any time, to acquire all of the shares of Shenzhen Global Intelligent Eye Technology Co., Ltd. at no cost. Accordingly, while technically not owned by the Company, the Company to comply with Chinese law, has all of the benefits of ownership of Shenzhen Global Intelligent Eye Technology Co., Ltd. and may obtain actual ownership at such time as management may desire for the capital cost of the current owners. After the disposal of all the assets and liabilities in ANV ASIA, ANV ASIA has no assets other than cash, but it does have a business operation, namely the management of Shen Zhen Global Intelligent Eye (“ANV GIE”), which is incorporated in December 2011, under the laws of the People’s Republic of China. ANV GIE has two equity owners: 75% of the equity interest is owned by Mr. Wang Weixing, CEO and director of the Company, 25% of the equity interest owned by Mr. Feng Chun, General Manager of the ANV GIE.  ANV ASIA carries out that management pursuant to the terms of VIE agreement that it made with ANV GIE and with the equity owners in ANV GIE. Collectively, the agreements provide ANV ASIA exclusive control over the business of ANV GIE. The relationship is one that is generally identified as “entrusted management.” As a result of that relationship, the financial statements of ANV GIE are consolidated with the Company’s financial statements in this report.

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

Due to the slowdown of the Chinese economy and decline of market demand, the Company has no cash to finance those manufacturing business. If we didn’t dispose those manufacturing business on a timely manner, we would have been required to shut down ANV Tech and its four subsidiaries. If we had shut down the manufacturing business instead of pursuing disposal, the Company would have incurred significant liabilities related to severance payment and disposal losses on tangible assets. Due to the time restriction, management and board of directors decided to sell ANV Tech and its four subsidiaries back to its former owners in China as soon as possible as that course was in the best interest of Shareholders and in compliance with Nevada Law.

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

The Company has incurred total $15.56 million losses since inception. Further, as of June 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to develop its video alarm service business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to do research and marketing activities. As of June 30, 2013, the Company still not begins generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate sufficient revenue to cover the monthly expenses of the Company, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

RESULTS OF OPERATIONS

Revenues

Our revenues are primarily generated from sales of surveillance and safety products. Revenues was $200,936 for the six months ended June 30, 2013, and $286 for the same period last year. The increase is mainly due to sales of IP camera, software and membership fees.

Cost of goods sold

Cost of goods sold is primarily comprised of the costs of our finished goods purchased from our subcontractors. Cost of goods sold was $13,724 for the six months ended June 30, 2013 and $186 for the same period last year. The increase is mainly due to new business stream.

Operating expenses

Operating expenses were $814,059 for the six months ended June 30, 2013 compared to $639,419 for the same period in last year. The increase is mainly due to new hired staff and marketing expenses increase compared to same period last year.

Operation loss

Operating loss was ($551,614) for the six months ended June 30, 2013 compared to ($639,034) for the same period last year. The operation loss decrease is mainly due to the Company start to generate revenue compared to same period last year.

Loss from discontinued operations

Income from discontinued operations was $nil for six months ended June 30, 2013 compared to ($6,319,145) for the same period in 2012. There is no income (loss) in this year due to all the discontinued operations have been disposed last year.

Net Loss

Net loss was ($551,614) for the six months ended June 30, 2013 compared to ($639,034) for the same period in 2012. The net loss is decreased mainly due to the revenue generated gradually this year which covers a part of the operating expense.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $120,927 as of June 30, 2013, as compared to $72,316 as of December 31, 2012, an increase of $48,611was primarily attributable to cash generated in operations of $63,296.

Net cash generated in operating activities was $63,296 for the six months ended June 30, 2013, as compared to net cash used in operating activities $407,981 for the six months ended June 30, 2012. The cash generated in operating activities was primarily attributable to our income, as well as changes in working capital for the six months ended June 30, 2013 and 2012.

Net cash used from investing activities was $14,776 for the six months ended June 30, 2013, as compared to net cash provided by investing activities of $149,974 for the six months ended June 30, 2012. The cash used this year is due to purchasing of equipment and furniture for research and development, and outsourcing development cost for our software.

Net cash from financing activities was $nil for the six months ended June 30, 2013 as compared to $31,552 for the same period last year. The company considers the appropriate methods of financing activities in terms of the operation development.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

August 12, 2013