Form 10-Q
period 2013-09-30
ANV SECURITY GROUP INC.
filed 2013-11-13
CIK 353681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 56,950,660 shares of common stock, par value $0.001 per share, were outstanding, of which 10,545,461 shares were held by non-affiliates.

ANV SECURITY GROUP, INC.

FORM 10-Q

PART I Financial Information

Item 1 Financial Statements

ANV Security Group, Inc.

Consolidated Balance Sheets

(Expressed in US dollars)

	As of
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$28,019	$72,316
Accounts Receivable, net	919,266	1,474,166
Inventories, net (Note 3)	19,613	22,814
Prepayments and Deposits	19,154	23,736
Total Current Assets	986,052	1,593,032
Property, Plant and Equipment , net (Note 4)	63,578	65,090
Intangible Assets (Note 5)	876,458	1,177,099
Total Assets	$1,926,088	$2,835,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses (Note 6)	$216,087	$174,363
Total Current Liabilities	216,087	174,363
Total Liabilities	216,087	174,363
Commitments and Contingencies
Stockholders’ Equity
Common Stock ( $0.001 par value, 100,000,000 shares authorized, 56,950,660 and 56,950,660 shares issued and outstanding, respectively) (Note 8)	56,951	56,951
Additional Paid-in Capital	16,337,998	16,337,998
Deficit Accumulated	(15,934,767)	(15,000,937)
Accumulated Other Comprehensive Income	1,249,819	1,266,846
Total Stockholders’ Equity	1,710,001	2,660,858
Total Liabilities and Stockholders’ Equity	$1,926,088	$2,835,221

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statements of Operations
(Expressed in US dollars)

	For Three Months Ended		For Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Continuing Operations
Revenues	$ 6,870	$ 26,039	$ 207,806	$ 26,325
Cost of Sales	$ 3,823	$ 6,620	$ 17,547	$ 6,806
Gross profit	3,047	19,419	190,259	19,519
Operating Expenses
Selling and Marketing	21,180	2,584	66,630	2,584
General and Administrative	$ 301,040	$ 372,982	$ 928,417	$ 1,012,401
Research and Development	69,845	0	211,077	0
Total Operating Expenses	$ 392,065	375,566	$ 1,206,124	1,014,985
Operating Loss	$ (389,018)	(356,147)	$ (1,015,865)	(995,466)
Other Income (Expenses)
Interest Income	$ 10	41	$ 71	326
Interest Expense	0	0	0	0
Loss on disposal of subsidiaries	0	0	0	0
Others, net	6,792	57,112	81,964	57,112
Total Other Income (Expense)	$ 6,802	57,153	$ 82,035	57,438
Loss Before Income Tax Expense	$ (382,216)	(298,994)	$ (933,830)	(938,028)
Income Tax Expense, Net of Income Tax Benefit	0	0	0	0
Net Loss from continuing operations	$ (382,216)	$ (298,994)	$ (933,830)	$ (938,028)
Discontinued Operations
Net Income(Loss) from discontinued operations	$ 0	$ 833	$ 0	$ (6,318,312)
Total Income(Loss) for the year	$ (382,216)	$ (298,161)	$ (933,830)	$ (7,256,340)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	$ 9,362	$ (623)	$ (17,027)	$ (43,839)
Comprehensive Loss	$ (372,854)	$ (298,784)	$ (950,857)	$ (7,300,179)
Net Loss Per Share – Basic and Diluted	$ 0	$ 0	$ 0	$ 0
Weighted Average Number of Shares Outstanding – Basic and Diluted	56,950,660	74,480,071	56,950,660	74,455,071

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.
Consolidated Statement of Stockholders' Equity
From March 31, 2010 to September 30, 2013
(Expressed in US dollars)
(Unaudited)
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Stock Subscription Receivable	Total
Balance – March 31, 2010	33,190,071	33,190	1,990,785	(739,448)	191,875	0	1,476,402
Issuance of Common shares for cash	14,190,000	14,190	6,978,254	0			6,992,444
Issuance of Common shares for subsidiary stock acquisition	18,000,000	18,000	8,982,000	0	0	0	9,000,000
Issuance of Common shares for financial consulting service	750,000	750	374,250		0	0	375,000
Net loss for the year	0	0	0	(1,188,203)	0	0	(1,188,203)
Foreign currency translation adjustment	0	0	0	0	88,018	0	88,018
Stock Subscription Receivable	0	0	0	0	0	(250,000)	(250,000)
Balance – December 31, 2010	66,130,071	66,130	18,325,289	(1,927,651)	279,893	(250,000)	16,493,661
Net loss for the year	0	0	0	(4,748,513)	0	0	(4,748,513)
Foreign currency translation adjustment	0	0	0	0	331,709	0	331,709
Stock Subscription Receivable	0	0	0	0	0	250,000	250,000
Issuance of shares for acquisitions	8,000,000	8,000	1,592,000	0	0	0	1,600,000
Balance – December 31, 2011	74,130,071	74,130	19,917,289	(6,676,164)	611,602	0	13,926,857
Net loss for the year				(8,324,773)			(8,324,773)
Foreign currency translation adjustment					655,244		655,244
Issuance of shares for cash	350,000	350	99,650				100,000
Share from disposal of Shenzhen Factory @US$0.22 per share	(9,529,411)	(9,529)	(2,086,941)				(2,096,470)
Share from disposal of 4 subsidiaries @US$0.20 per share	(8,000,000)	(8,000)	(1,592,000)				(1,600,000)
Balance – December 31, 2012	56,950,660	56,951	16,337,998	(15,000,937)	1,266,846	0	2,660,858
Net loss for the year				(933,830)			(933,830)
Foreign currency translation adjustment					(17,027)		(17,027)
Balance – September 30, 2013	56,950,660	56,951	16,337,998	(15,934,767)	1,249,819	0	1,710,001

ANV Security Group, Inc.
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net loss	$ (933,830)	$ (938,028)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	319,410	323,899
Provision for doubtful accounts	657	374
Loss on disposal of subsidiaries	(4,290)	0
Changes in operating assets and liabilities (net of effects of acquisition):
Decrease (increase) in:
Prepayment and deposit	550,935	(15,166)
Accounts receivable	8,849	0
Inventories	3,669	(24,472)
Increase (decrease) in:
Accounts payable and accrued expenses	38,491	(74,401)
Due to intercompanies	(12,723)	96,542
Net Cash (Used in) Provided by Operating Activities	(28,832)	(631,252)

Cash Flows From Investing Activities
Purchase of equipment and furniture	(3,360)	(79,534)
Capitalized intangible costs	(12,864)	(2,375)
Disposal of subsidiaries	0	318,503
Net Cash (Used in) Provided by Investing Activities	(16,224)	236,594
Cash Flows From Financing Activities
Proceeds from (repayment to) related parties	0	31,560
Net Cash (Used in) Provided by Financing Activities	0	31,560
Effect of Exchange Rate Changes on Cash and Cash Equivalents	759	(121)
Net (Decrease) Increase In Cash and Cash Equivalents	(44,297)	(363,219)
Net cash flows (used in) provided by discontinued operations	0	11,130
Cash and Cash Equivalents at Beginning of Period	72,316	455,105
Cash and Cash Equivalents at End of Period	$ 28,019	$ 103,016

Supplemental Schedule of Cash Flows Disclosures
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

(The accompanying notes are an integral part of consolidated financial statements.)

ANV Security Group, Inc.

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2013

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

After these dispositions, the Company focuses on customer support and backend service for its multi-platform security monitoring and alerts in real-time through the internet or 3G and 4G networks. Customers are able to use computer, smart phone or any other internet enabled device to visually monitor their locations where ANV devices have been installed.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred $15.6 million losses since inception. Further, as of September 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

e)

Comprehensive Income (Loss)

In accordance with ASC 220-10-55, comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s components of comprehensive income for the nine months ended September 30, 2013 and 2012 were net loss and the foreign currency translation adjustment.

f)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible to cash with maturities of three months or less when purchased.

g)

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on management’s assessment of the credit history with the customer and current relationships with them. As of September 30, 2013 and 2012, the company had amount of $919,266 and $1,474,166 respectively.

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

i)

Prepayment and Deposits

Prepayment and deposits represent cash paid in advance for purchasing of inventory items from suppliers and the amounts as of September 30, 2013 and December 31, 2012 were $19,154 and $23,736 respectively.

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

k)

Impairment of Long-Lived Assets

Long-lived assets including intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable from the future undiscounted net cash flows expected to be generated by the asset. If the asset is not fully recoverable, an impairment loss would be recognized for the difference between the carrying value of the asset and its estimated fair value based on discounted net future cash flows. There were no impairment adjustments to the carrying value of the long-lived assets for the nine months ended September 30, 2013 and the year ended December 31, 2012.

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

As of September 30, 2013 and December 31, 2012, the Company did not have any Level 2 and 3 financial assets. As of September 30, 2013 and December 31, 2012, the Company did not have financial liabilities measured at fair value on a recurring basis.

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

Basic net earnings (loss) per share equals net earnings (loss) divided by the weighted average shares outstanding during the year. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.  The Company’s common stock equivalents as at September 30, 2013 and 2012 include its outstanding stock options granted.

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

Note 3- Inventory

Inventories consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials	-	-
Work-in-progress	-	-
Finished goods	$ 19,613	$ 22,814
Less: provision	-	-
	$ 19,613	$ 22,814

For the nine months ended September 30, 2013 and 2012, there is no inventory valuation provision for lower of net realizable value or cost recorded in the Consolidated Statements of Operations and Comprehensive Income.

Note 4- Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Production equipment	-	-
Electronic equipment	$ 12,885	$ 9,198
Vehicle	72,215	70,017
Leasehold improvement	-	-
	85,100	79,915
Less: Accumulated depreciation	(21,522)	(11,632)
	$ 63,578	$ 65,090

Depreciation expenses for the nine months ended September 30, 2013 and 2012 were $7,584 and $6,324 respectively.

Note 5- Goodwill and other Intangible Assets

a)

Goodwill

The following table summarizes the activities in the Company’s goodwill account during the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013	December 31, 2012

Beginning balance	$ -	$ 4,197,256
Goodwill acquired during the year:
Flybit	-	-
Angesi(Shenzhen factory)	-	-
Jinan Hualutong	-	-
Shijiazhuang Huilin	-	-
Taian Comins	-	-
Shenyang Huasheng	-	-
	-	-
Goodwill disposed during the year:
Flybit	-	-
Angesi(Shenzhen factory)	-	(4,015,855)
Jinan Hualutong	-	(46,099)
Shijiazhuang Huilin	-	(46,099)
Taian Comins	-	(44,601)
Shenyang Huasheng	-	(44,602)
	-	(4,197,256)

Ending balance	$ -	$ -

b)

 Intangible assets

Intangible assets are summarized by classifications as follows:

	September 30, 2013	December 31, 2012

Software	$ 2,041,624	$ 2,028,976
Incorporation cost	55,318	55,330
	2,096,942	2,084,306
Less: Accumulated amortization	(1,220,484)	(907,207)
	$ 876,458	$ 1,177,099

Amortization expenses for the nine months ended September 30, 2013 and 2012 were $313,457 and $416,447 respectively.

Note 6- Accounts Payable and Accrued Expenses

As at September 30, 2013 accounts payable and accrued expenses amounted $216,087 representing trade payables to suppliers and accrued expenses incurred in operations. As at December 31, 2012, accounts payable and accrued expenses amounted $174,363.

Note 7- Related Party Transactions

All inter-company accounts, transactions and cash flows have been eliminated on consolidation. As at September 30, 2013 and December 31, 2012, there is no any amount due from/to related parties.

Note 8- Capital Stock

As of September 30, 2013, and December 31, 2012, the amount of voting common shares issued and outstanding are 56,950,660 and 56,950,660, respectively.

Note 9- Stock Options

On October 1, 2008, the board of directors adopted the Company's Stock Option Plan. The Company has reserved 1,000,000 shares of common stock for issuance upon exercise of options granted from time to time under the stock option plan. The stock option plan is intended to assist the Company in securing and retaining key employees, directors and consultants by allowing them to participate in the Company's ownership and growth through the grant of incentive and non-qualified options. Under the stock option plan, the Company may grant incentive stock options only to key employees and employee directors, or the Company may grant non-qualified options to employees, officers, directors and consultants. The stock option plan is currently administered by the Company's board of directors. Subject to the provisions of the stock option plan, the board will determine who shall receive options, the number of shares of common stock that may be purchased under the options. As at September 30, 2013 the Company has granted 140,000 shares options.

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2012	140,000	0.21
Granted	-	-
Options outstanding at September 30, 2013	140,000	$ 0.21

Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 0.25	40,000	0.33 years	$ 0.25
$ 0.20	100,000	0.17 years	$ 0.20

Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
140,000	0.29years	$ 0.21

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

The Company has disposed its business on production, so the remaining business is operated by a simple company structure-Only ANV Group, ANV Asia and Shenzhen GIE are included in the continuing operation in consolidated financial statements. At the present, there is no temporary difference that gives rise to the deferred tax assets or liabilities, and the income tax expense or benefit as well. The deferred tax assets or liabilities are as follows:

	September 30, 2013	September 30, 2012

Deferred tax assets / (liabilities):
Provision for bad debts	$ -	$ -
Inventories	0	0
Property, plant and equipment	0	0
Losses carry forward	199,140	191,108
Total deferred tax assets	199,140	191,108
Less: Valuation allowance	(199,140)	(191,108)
Net deferred tax assets	$ 0	$ 0

The valuation allowance is reviewed periodically. When circumstance changes and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

All income and taxes are attributable to foreign operations. A reconciliation of the federal statutory income tax, at the statutory rate of 35% to the Company’s effective income tax rate, for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012

Loss from operations before taxes	$ (933,830)	$ (938,028)
Statutory tax rate	35%	35%
Income tax expense at statutory tax rate	(326,840)	(328,310)
Foreign tax rate differential	127,700	137,202
Expenses not deductible (recoverable) for income tax purpose	0	0
Change in valuation allowance and others	199,140	191,108
Income tax expense (benefit)	$ 0	$ 0

Note 11 – Concentrations and Risks

100% of the Company’s revenues for the nine months ended September  30, 2013 and 2012, respectively, were derived from customers located in China mainland.

The majority of the Company’s assets, liabilities, revenues and expenses are denominated in Renminbi, which was tied to the US Dollar and is now tied to a basket of currencies of China’s largest trading partners, is not a freely convertible currency. The appreciation of the Renminbi against the US Dollar would result in an increase in the assets, liabilities, revenues and expenses of the Company and a foreign currency gain included in comprehensive income. Conversely, the devaluation of the Renminbi against the US Dollar would result in a decrease in the assets, liabilities, revenues and expenses of the Company and a foreign currency loss included in comprehensive income. As at September 30, 2013 approximately US$9,155 of the cash and cash equivalents (December 31, 2012: US$59,317) were held in Renminbi.

Note12- Discontinued Operations

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

The operating results of discontinued operations are as follows:

	For Nine Months Ended
	September 30, 2013	September 30, 2012
Revenues	$0	$6,409,306
Cost of Sales	0	5,293,803
Gross profit	0	1,115,503
Operating Expenses
Selling and Marketing	0	767,117
General and Administrative	0	882,725
Research and Development	0	382,893
Total Operating Expenses	0	2,032,735
Operating Loss	0	(917,232)
Other Income (Expenses)
Interest Income	0	59,755
Interest Expense	0	(30,249)
Loss on disposal of subsidiaries	0	(5,846,450)
Others, net	0	191,607
Total Other Income (Expense)	0	(5,625,337)
Loss Before Income Tax Expense	0	(6,542,569)
Income Tax Expense, Net of Income Tax Benefit	0	224,257
Net Income(Loss) from discontinued Operations	$0	$(6,318,312)

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

	RMB	USD
Within 1 year	293,277	47,466
Within 1-2 years
Thereafter	-	-

b)  Litigation

As at September 30, 2013, there were no actions, suits, proceedings or claims pending against the Company, which if adversely determined, would have a material adverse effect on the financial condition of the Company.

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

Business Update

Disposition of ANV Trading (HK) Limited (formerly Flybit International Ltd.)

On January 19, 2010, Mr. Wilson Wang acting as legal representative of ANV Security Group (Asia) Co. Ltd. entered into an agreement (the “Flybit Agreement”) to acquire all of the issued and outstanding stock of Flybit International, Ltd., a Hong Kong corporation, from its sole owner Zhaohui Zeng for three million shares of the Company’s common stock and $720,000 in cash. The closing under the Flybit Agreement was held on February 1, 2010 with effective date of June 1, 2010. Flybit is in developing and marketing mobile video security system used on vehicles and it is a certified OEM manufacturer for Panasonic in mobile video systems. The Company intended to utilize the assets of these companies to expand its manufacturing base and increase its retail operations in China.

From June 2010 to December 2011, the sales of the mobile video security system didn’t reach the targeted levels and the Company had incurred approximately RMB10 million (USD$1.59 million) losses on this product line. Due to the down turn of the market for mobile video security systems, increased competition and lower margins, trends which management anticipates will continue, the Company initiated a strategic is to move back to providing automatic video alarm platform security service by internet. The board of directors decided to stop this product line and sold the inventory and intangible assets to an unrelated party for total cash consideration of RMB 10 Million (USD $1.59 million).  The Company received first payment of RMB 3.34 million (US$530K) in December 2011, the remaining RMB 6.66 million (US$1.06 million) will be received by two equal payments at Dec 31, 2012 and Dec 31, 2013. As of September 30, 2013, the Company has not fully received the second payment yet. The Company will take further steps to collect the payment in the forth quarter of F2013.  At the same time, the Company decided to dissolve ANV Trading (HK) Limited.

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

Lack of Need Shareholder approval for the disposal of ANV Tech or other Subsidiaries

The Company is required to obtain shareholder approval for the sale of substantially all of the Company’s assets under Nevada corporate law. As disclosed in the Form 8-K filed July 25, 2012, the board of directors intended to obtain shareholder ratification of the disposal of ANV Tech and its four subsidiaries.  64.98% of the shares are owned by Company insiders and obtaining shareholder’s ratification would have been certain. However, because we owned these assets through several layers of subsidiaries and because a shareholder vote was held at the subsidiary level, counsel has advised us that obtaining shareholder approval at the Company level is not required.  We have determined not to incur the expense of a shareholder approval.  Due to our organizational structure, management may make decisions regarding acquiring and disposing of assets without shareholder votes that may be required under Nevada Law were the assets directly owned by the Company.

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

The Company has incurred total $15.93 million losses since inception. Further, as of September 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects to develop its video alarm service business and thereby increase its revenue. However, the Company would require sufficient capital to be invested into the Company to do research and marketing activities. As of September 30, 2013, the Company still not begins generating sufficient revenue to cover the monthly expenses of the Company. Until the Company is able to generate sufficient revenue to cover the monthly expenses of the Company, the Company would be required to raise capital through the sale of its stock or through debt financing. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

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

RESULTS OF OPERATIONS

Revenues

Our revenues are primarily generated from sales of surveillance and safety products. Revenues were $207,806 for the nine months ended September 30, 2013, and $26,325 for the same period last year. The increase is mainly due to sales of IP cameras, software and service fees.

Cost of goods sold

Cost of goods sold is primarily comprised of the costs of our finished goods purchased from our subcontractors. Cost of goods sold was $17,547 for the nine months ended September 30, 2013 and $6,806 for the same period last year. The increase is mainly due to new business stream.

Operating expenses

Operating expenses were $1,206,124 for the nine months ended September 30, 2013 compared to $1,014,985 for the same period in last year. The increase is mainly due to new hired staff, research and development and marketing expenses increase compared to same period last year.

Operation loss

Operating loss was ($1,015,865) for the nine months ended September 30, 2013 compared to ($995,466) for the same period last year. The operation loss decrease is mainly due to the Company start to generate revenue compared to same period last year.

Loss from discontinued operations

Income from discontinued operations was $nil for nine months ended September 30, 2013 compared to ($6,318,312) for the same period in 2012. There is no income (loss) in this year due to all the discontinued operations have been disposed last year.

Net Loss

Net loss was ($933,830) for the nine months ended September 30, 2013 compared to ($938,028) for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $28,019 as of September 30, 2013, as compared to $72,316 as of December 31, 2012, a decrease of $44,297 was primarily attributable to cash used in operations of ($28,832) and investing in tangible and intangible assets of ($16,224).

Net cash used in operating activities was ($28,832) for the nine months ended September 30, 2013, as compared to net cash used in operating activities  ($631,252) for the nine months ended September 30, 2012. The cash used in operating activities was primarily due to our increase of operations with insufficient revenue for the nine months ended September 30, 2013 and 2012.

Net cash used from investing activities was ($16,224) for the nine months ended September  30, 2013, as compared to net cash provided by investing activities of $236,594 for the nine months ended September 30, 2012. The cash used this year is due to purchasing of equipment and furniture for research and development, and outsourcing development cost for our software.

Net cash from financing activities was $nil for the nine months ended September 30, 2013 as compared to $31,560 for the same period last year. The company considers the appropriate methods of financing activities in terms of the operation development.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

November 14, 2013